Form 10QSB
period 1998-03-31
ONTRO INC
filed 1998-06-30
CIK 1037827

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                 FORM 10-QSB


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the Quarterly Period ended MARCH 31, 1998

/_/ Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission file number:  333-39253

                                  ONTRO, INC.
       (Exact name of small business issuer as specified in its charter)


          CALIFORNIA                                    33-0638356
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

             12675 DANIELSON COURT, SUITE 401, POWAY, CALIFORNIA 92064
                      (Address of principal executive offices)

                                (619) 486-7200
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    ------        ------

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes            No
    ------        ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

As of June 26, 1998, there are 6,489,478 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes            No    X
    ------        ------

                                 ONTRO, INC.
                            INDEX TO FORM 10-QSB


PART I FINANCIAL INFORMATION

     Item 1 - Financial Statements
                 Balance Sheets                                      3
                 Statements of Operations                            4
                 Statements of Cash Flows                            5
                 Notes to Financial Statements                       6

     Item 2 - Management's Discussion and
               Analysis or Plan of                                   6
                Operations                                           7

PART II OTHER INFORMATION

     Item 1 - Legal Proceedings                                      8

     Item 2 - Changes in Securities                                  8

     Item 3 - Defaults upon Senior Securities                        8

     Item 4 - Submission of Matters to a Vote of
               Security Holders                                      8

     Item 5 - Other Information                                      8

     Item 6 - Exhibits and Reports on Form 8-K                       8

Signatures                                                           9

                         PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                  ONTRO, INC.
                      (A Development Stage Enterprise)
                                Balance Sheets


                                                              March 31,    December 31,
                                                                1998           1997
                                                            ------------   ------------
                                                            (unaudited)        Note
                            ASSETS
Current assets:
  Cash                                                       $  34,400          5,100
  Prepaid expenses and other current assets                     10,500          9,800
                                                            ------------   ------------
    Total current assets                                        44,900         14,900

Property and equipment, net                                    373,800        398,900
Deferred offering costs                                        360,700        349,300
Deferred financing costs                                        48,400         61,100
Other assets                                                    21,400         62,500
Intangible assets, net                                          10,600          8,500
                                                            ------------   ------------
                                                            $  859,800        895,200
                                                            ------------   ------------
                                                            ------------   ------------


         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Other accrued expenses                                    $  183,500        436,200
  Accrued interest                                             150,700        103,700
  Current portion of capital lease obligations                  46,700         44,100
  Payroll taxes payable                                         17,000         12,800
  Notes payable                                              1,995,000      1,395,000
                                                            ------------   ------------
    Total current liabilities                                2,392,900      1,991,800

Capital lease obligations, excluding current portion            88,000        100,900
                                                            ------------   ------------
    Total liabilities                                        2,480,900      2,092,700
                                                            ------------   ------------


Shareholders' equity (deficit):
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued                                   --             --
  Common stock, no par value, 20,000,000 shares
   authorized, 3,089,478 shares issued and outstanding       2,047,200      2,047,200
  Additional paid-in capital                                   587,600        965,600
  Deficit accumulated during the development stage          (4,238,100)    (3,812,000)
  Deferred compensation                                        (17,800)      (398,300)
                                                            ------------   ------------
    Total stockholders' equity (deficit)                    (1,621,100)    (1,197,500)
                                                            ------------   ------------
                                                            $  859,800        895,200
                                                            ------------   ------------
                                                            ------------   ------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See accompanying notes to financial statements.

                                  ONTRO, INC.
                      (A Development Stage Enterprise)

                           Statements of Operations
                                 (Unaudited)

                                                             For the three months        From inception
                                                                ended March 31,        (November 8, 1994)
                                                            -------------------------     to March 31,
                                                                1998           1997           1998
                                                            ----------      ---------  ------------------
Operating expenses:
   Marketing, general and administrative                    $  154,400        439,300      2,479,800
   Research and development                                    200,900        155,500      1,084,800
   Compensation for stock options
   and certain warrants                                          2,500         10,500        405,600
                                                            ----------      ---------  ------------------
         Total operating expense                               357,800        605,300      3,970,200
Interest expense                                                68,300         23,800        267,900
                                                            ----------      ---------  ------------------
      Net loss                                              $ (426,100)      (629,100)    (4,238,100)
                                                            ----------      ---------  ------------------
                                                            ----------      ---------  ------------------
      Basic and diluted net loss per share                  $    (0.14)         (0.23)
                                                            ----------      ---------
                                                            ----------      ---------
      Weighed average shares outstanding                     3,089,478      2,788,233
                                                            ----------      ---------
                                                            ----------      ---------

                 See accompanying notes to financial statements.

                                  ONTRO, INC.
                       (A Development Stage Enterprise)

                           Statements of Cash Flows
                                 (Unaudited)


                                                               For the three months       From inception
                                                                  ended March 31,       (November 8, 1994)
                                                             -------------------------     to March 31,
                                                                1998           1997            1998
                                                             ----------      ---------  ------------------
Cash flows from operating activities:
  Net Loss                                                    $(426,100)      (629,100)    (4,238,100)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                               25,800         24,300        168,500
     Amortization of deferred financing costs                    12,700          3,900         53,100
     Issuance of common stock for services                         --             --          223,400
     Compensation related to grant of stock options and
      certain warrants                                            2,500         10,500        405,600
     Increase in deferred offering costs                        (11,400)             -       (360,700)
     Increase in prepaid and other current assets                  (700)        (5,800)       (10,500)
     (Increase) decrease in other assets                         41,100          4,000        (21,400)
     Increase (decrease) in accrued expenses                   (201,500)       (18,500)       351,200
                                                             -----------     ----------    ------------
     Net cash used in operating activities                     (557,600)      (610,700)    (3,428,900)
                                                             -----------     ----------    ------------

Cash flows from investing activities:
  Intangible assets                                              (2,800)        (4,700)       (16,500)
  Purchase of property and equipment                               --          (79,600)      (348,300)
                                                             -----------     ----------    ------------
    Net cash used in investing activities                        (2,800)       (84,300)      (364,800)
                                                             -----------     ----------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                           --           12,000      1,886,500
  Proceeds from notes payable                                   600,000        797,500      1,995,000
  Payments on capital lease obligations                         (10,300)        41,300        (53,400)
                                                             -----------     ----------    ------------
    Net cash provided by financing activities                   589,700        850,800      3,828,100
                                                             -----------     ----------    ------------

Net increase in cash                                             29,300        155,800         34,400
Cash, beginning of period                                         5,100         12,000              -
                                                             -----------     ----------    ------------
Cash, end of period                                             $34,400        167,800         34,400
                                                             -----------     ----------    ------------
                                                             -----------     ----------    ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                      $ 8,600          8,500         68,600

Supplemental disclosure of non-cash transactions:
  Equipment acquisitions under capital lease                    $  --           52,100        188,100
  Warrants issued in connection with debt                       $  --           63,000        101,500


                See accompanying notes to financial statements.

                                 ONTRO, INC.
                      (A Development Stage Enterprise)

                       Notes To Financial Statements
                                (Unaudited)
                              March 31, 1998

     THE COMPANY

     Ontro, Inc. (the "Company" or "Ontro") is engaged in the research and development of integrated thermal containers. The Company has the rights to exploit a unique proprietary technology which it has incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups, and baby formula.

     The Company is a development stage enterprise. Accordingly, the Company's operations have been directed primarily toward raising capital, developing business strategies, research and development, establishing sources of supply, acquiring operating assets, initial production, and recruiting personnel.

     Ontro, has been unprofitable and has not generated revenue from the sale of products or other sources since inception. The Company expects to incur losses as it expands its development activities and pursues commercialization of its technologies. The future success of the Company is dependent upon its ability to develop, manufacture and market its products and, ultimately, upon its ability to attain future profitable operations. On May 11, 1998 the Company completed its Initial Public Offering ("IPO") whereby they sold 3,400,000 units at $5.50 per unit resulting in gross proceeds of $18,700,000. The aggregate proceeds to the Company, net of Underwriters' discount and offering costs were approximately $17.3 million.

BASIS OF PREPARATION

     The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 1998, and the results of operations for the three month periods ended March 31, 1998 and 1997. The results of operations for the period ended March 31, 1998, is not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements for the year ended December 31, 1997 and footnoted thereto included in Ontro's
     Form SB-2 dated May 11, 1998 as amended.

Net Loss Per Share

Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be anti-dilutive.

Subsequent Events

Subsequent to March 31, 1998 the Company (1) borrowed additional funds from investors; (2) entered into an agreement with Insta-Heat, Inc. shareholders to acquire their stock; (3) amended certain loan agreements; and (4) completed its IPO. All of the above events are disclosed in the Company's Form SB-2 dated May 11, 1998 as amended, and are incorporated herein by this reference.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those referenced in the Company's final prospectus dated May 11, 1998, as amended and the Company's other SEC reports. The Company disclaims any intent or obligation to up date these or other forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

     From inception, the Company has financed its operations primarily through private placements of equity securities, which provided aggregate net proceeds of approximately $2,047,200 and through loans totaling $1,995,000 as of March 31, 1998.

     The Company raised $1,245,000 from Bridge Loans from December 1996 through May 1997, $150,000 in December 1997 and $600,000 in the first quarter of 1998. At March 31, 1998, the Company's current liabilities exceeded its current assets by approximately $2.4 million and its cash balance was $34,400. Since that date, the Company completed its IPO in May 1997 which provided net proceeds to the Company of approximately $17.3 million.

     Net cash used in operating activities for the first quarters ended 1998 and 1997 was $557,600 and $610,700 respectively. The Company's net cash flow used by investing activities was $2,800 in 1998 and $84,300 in 1997. Net cash flow from financing activities was $589,700 in 1998 and $850,800 in 1997. During the 12-month period following the consummation of the IPO the Company plans to spend approximately $3.8 million for manufacturing equipment and approximately $750,000 for improvements to its new facility.

     The Company recently entered into a lease for approximately 40,000 square feet of space in the Pomerado Business Park located in Poway, California. The Company anticipates moving into this facility in December 1998. The lease has an initial term of five years with a renewal option to the Company for an additional three years. Base rent for the initial term is $0.445 per square foot (approximately $17,800 per month). Base rent for the extension term is $0.56 per square foot (approximately $22,400 per month). The Company intends to sub-lease (on a short-term basis) up to 10,000 square feet to a third-party in order to offset its rent expense until such time, if ever, it needs to expand its manufacturing line.

     The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities none of which can be predicted with certainty. The Company anticipates the proceeds of the IPO, together with existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 18 to 24 months at its anticipated level of operations. However, the Company may seek additional funding during the next 24 months and could seek additional funding after such time. There can be no assurance any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     The Company incurred a loss of $426,100 for the quarter ended March 31, 1998 (the "1998 first quarter"); $629,100 for the quarter ended March 31, 1997 (the "1997 first quarter"); and $4,238,100 from inception (November 8,
1994) to March 31, 1998.

     Research and development expenses increased $45,400 to $200,900 in 1998 first quarter. This increase was due to: (1)additional costs of outside consultants and companies hired by the Company to aid in its research and development efforts, (2)increase in salaries from hiring an additional full-time employee and increases in wages to existing employees, and (3)increases related to testing prototypes of self-heating containers as well as laboratory testing of various elements of the container, materials, and the self-heating process.

     The Company's marketing, general and administrative expenses decreased $284,900 to $154,400 in 1998 first quarter from $439,300 in 1997 first quarter. This decrease was due to the following: (1)decrease in consulting fees--the Company retained several consultants in the 1997 first quarter that were not retained in the 1998 first quarter; (2)decrease in legal fees--the Company incurred higher costs in the 1997 first quarter in the process of obtaining bridge financing as well as utilizing considerable time with corporate counsel advising the Company of alternative business strategies and drafting legal documents; (3)royalty expense paid to Insta-Heat, Inc. ("IHI") in the 1997 first quarter that was not paid in the 1998 first quarter because of the pending purchase of IHI stock in the Company's IPO and IHI's waiving of the royalty fee that otherwise would have been due;
(4)marketing research expenses associated with focus group studies conducted in the 1997 first quarter but not in the 1998 first quarter; and (5)overall decreases in general corporate spending due to the Company's limited cash resources.

     Interest expenses increased $44,500 to $68,300 in 1998 first quarter compared to $23,800 in the 1997 first quarter due to increased short term borrowings.

Year 2000 Compliance

The Company does not currently have systems that have Year 2000 issues.


                          PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     Not applicable

ITEM 2.     CHANGES IN SECURITIES

     Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.     OTHER INFORMATION

     Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ONTRO, INC
     Registrant



     By:/s/ KEVIN A. HAINLEY            By:/s/ JAMES A. SCUDDER
        ------------------------------     ---------------------------
        Kevin A. Hainley                   James A. Scudder
        Chief Financial Officer            CEO and President
        (Principal Financial Officer)