Form 10QSB
period 1998-06-30
ONTRO INC
filed 1998-08-14
CIK 1037827

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C. 20549

                                    FORM 10-QSB


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarterly Period ended JUNE 30, 1998

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

Yes  X      No _____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_____    No _____

                       APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

As of August 12, 1998, there are 6,489,478 shares of common stock outstanding.


Transitional Small Business Disclosure Format (check one):

Yes_____    No   X

                                    ONTRO, INC.
                                INDEX TO FORM 10-QSB



PART I FINANCIAL INFORMATION

       Item 1 - Financial Statements
                Consolidated Balance Sheets                                3
                Consolidated Statements of Operations                      4
                Consolidated Statements of Cash Flows                      5
                Notes to Consolidated Financial Statements                 6

       Item 2 - Management's Discussion and Analysis or Plan of
                Operations                                                 7

PART II OTHER INFORMATION

       Item 1 - Legal Proceedings                                          9

       Item 2 - Changes in Securities and Use of Proceeds                  9

       Item 3 - Defaults upon Senior Securities                            9

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                           9

       Item 5 - Other Information                                          9

       Item 6 - Exhibits and Reports on Form 8-K                           9

Signatures                                                                 9

                            PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   ONTRO, INC
                        (A Development Stage Enterprise)

                          Consolidated Balance Sheets

                                                   December 31,     June 30,
                                                      1997            1998
                                                   ------------    -----------
                                                       Note        (unaudited)

               ASSETS
Current assets:
  Cash and cash equivalents                         $    5,100      12,774,300
  Prepaid expenses and other current assets              9,800          71,300
                                                    ----------      ----------
    Total current assets                                14,900      12,845,600

Property and equipment, net                            398,900         346,700
Deferred offering costs                                349,300           -
Deferred financing costs                                61,100           -
Other assets                                            62,500         166,200
Intangible assets, net                                   8,500         264,300
                                                    ----------      ----------
                                                    $  895,200      13,622,800
                                                    ----------      ----------
                                                    ----------      ----------


 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Other accrued expenses                            $  436,200         423,200
  Accrued interest                                     103,700           -
  Current portion of capital lease obligations          44,100          19,100
  Payroll taxes payable                                 12,800           6,200
  Notes payable                                      1,395,000           -
                                                    ----------      ----------
    Total current liabilities                        1,991,800         448,500
Capital lease obligations, excluding
  current portion                                      100,900          31,900
                                                    ----------      ----------
    Total liabilities                                2,092,700         480,400
                                                    ----------      ----------

Shareholders' equity (deficit):
  Preferred stock, no par value, 5,000,000
    shares authorized, no shares issued                  -              -
  Common stock, no par value, 20,000,000
    shares authorized, 3,089,478 and
    6,489,478 shares issued and
    outstanding in 1997 and 1998, respectively       2,047,200      17,518,300
  Additional paid-in capital                           965,600         529,700
  Deficit accumulated during the
    development stage                               (3,812,000)     (4,890,300)
  Deferred compensation                               (398,300)        (15,300)
                                                    ----------      ----------
    Total stockholders' equity (deficit)            (1,197,500)     13,142,400
                                                    ----------      ----------
Commitments and contingencies
                                                    $  895,200      13,622,800
                                                    ----------      ----------
                                                    ----------      ----------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

                                   ONTRO, INC.
                         (A Development Stage Enterprise)

                      Consolidated Statements of Operations
                                   (unaudited)


                                             Three months ended        Six months ended      November 8, 1994
                                                 June 30,                   June 30,            (Inception)
                                            ---------------------   -----------------------
                                               1997        1998        1997        1998       to June 30,1998
                                            ---------     -------   ----------  -----------  ----------------
Operating expenses:
  Marketing, general and administrative     $ 346,900     584,100      786,200      738,500      3,063,900
  Research and development                    103,400      64,500      258,900      265,400      1,149,300
  Compensation for stock options and
    certain warrants                            6,700       2,500       17,200        5,000        408,100
                                            ---------    --------   ----------   ----------   ------------
    Total operating expense                   457,000     651,100    1,062,300    1,008,900      4,621,300
                                            ---------    --------   ----------   ----------   ------------
Other expense (income):
  Interest expense                             30,900      92,800       54,700      161,100        360,700
  Interest income                                 -       (91,700)        -         (91,700)       (91,700)
                                            ---------    --------   ----------   ----------   ------------
Total other expense                            30,900       1,100       54,700       69,400        269,000
                                            ---------    --------   ----------   ----------   ------------
  Net Loss                                  $(487,900)   (652,200)  (1,117,000)  (1,078,300)    (4,890,300)
                                            ---------    --------   ----------   ----------   ------------
                                            ---------    --------   ----------   ----------   ------------

  Basic and dilutive net loss per share     $   (0.17)      (0.13)       (0.40)       (0.27)
                                            ---------    --------   ----------   ----------
                                            ---------    --------   ----------   ----------

  Weighted average shares outstanding       2,815,877   4,920,247    2,772,231    4,009,920

The accompanying notes are an integral part of these consolidated financial statements.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                    (unaudited)


                                                              Six months ended          November 8, 1994
                                                                  June 30,                 (Inception)
                                                          --------------------------
                                                             1997          1998         to June 30, 1998
                                                          -----------     ----------    ----------------

Cash flows from operating activities:
  Net Loss                                                $(1,117,000)    (1,078,300)       (4,890,300)
  Adjustments to reconcile net loss to cash used in
    operating activities, excluding effect of acquisition:
    Depreciation and amortization                              30,900         50,700           193,400
    Amortization of deferred financing costs                   15,100         61,100           101,500
    Issuance of common stock for services                       8,000          -               223,400
    Compensation related to grant of stock options
      and certain warrants                                     17,200          5,000           408,100
    Increase in prepaid and other current assets               (7,000)       (61,500)          (71,300)
    (Increase) decrease in other assets                         4,000       (103,700)         (166,200)
    Increase (decrease) in accrued expenses                   (11,500)      (145,300)          407,400
                                                          -----------     ----------        ----------
    Net cash used in operating activities                  (1,060,300)    (1,272,000)       (3,794,000)
                                                          -----------     ----------        ----------

Cash flows from investing activities:
  Acquisition of business                                        -          (481,200)         (481,200)
  Intangible assets                                            (4,700)      (151,900)         (165,600)
  Purchase of property and equipment                          (64,100)        (5,500)         (353,800)
                                                          -----------     ----------        ----------
    Net cash used in investing activities                     (68,800)      (638,600)       (1,000,600)
                                                          -----------     ----------        ----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock
    and warrants                                              512,000     16,160,400        17,697,600
  Proceeds from notes payable                               1,135,000        700,000         2,095,000
  Payments on notes payable                                         -     (2,095,000)       (2,095,000)
  Payments on capital lease obligations                       (15,100)       (85,600)         (128,700)
                                                          -----------     ----------        ----------
    Net cash provided by financing activities               1,631,900     14,679,800        17,568,900
                                                          -----------     ----------        ----------

Net increase in cash and cash equivalents                     502,800     12,769,200        12,774,300
Cash and cash equivalents, beginning of period                 12,000          5,100              -
                                                          -----------     ----------        ----------
Cash and cash equivalents, end of period                  $   514,800     12,774,300        12,774,300
                                                          -----------     ----------        ----------
                                                          -----------     ----------        ----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                $    18,200        188,400           248,400

Supplemental disclosure of non-cash investing and
  financing activities:
  Equipment acquisitions under capital lease              $    48,100          -               188,100
  Warrants issued in connection with debt                 $    94,500          -               101,500


The accompanying notes are an integral part of these consolidated financial statements.

                                    ONTRO, INC
                         (A Development Stage Enterprise)

                    Notes To Consolidated Financial Statements
                                    (Unaudited)

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

     Ontro, Inc. has not been profitable and has not generated revenue from the sale of products or other sources since inception. The Company expects to incur losses as it expands its development activities and pursues commercialization of its technologies. The future success of the Company is dependent upon its ability to develop, manufacture and market its products and, ultimately, upon its ability to attain future profitable operations. On May 11, 1998 the Company completed its Initial Public Offering ("IPO") whereby the Company sold 3,400,000 units at $5.50 per unit resulting in gross proceeds of $18,700,000. The aggregate proceeds to the Company, net of Underwriters' discount and offering costs were approximately $15.8 million.

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 1998, and the results of operations for the three and six month periods ended June 30, 1997 and 1998. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements for the year ended December 31, 1997 and footnotes thereto included in Ontro's Form SB-2 dated May 11, 1998 as amended.

ACQUISITION

     On May 11, 1998, the Company acquired Insta-Heat, Inc. ("IHI"), an affiliated corporation. In accordance with Staff Accounting Bulletin No. 48 the acquisition has been accounted for as an acquisition of net assets recorded at historical cost and a return of equity to IHI shareholders of $397,900 for the difference between the amount paid and the historical cost of the net assets acquired. The net assets acquired by the Company consist primarily of intellectual property related to the Company's integrated thermal technology. If IHI had been acquired on January 1, 1998, this acquisition would not have had a material impact on the Company's consolidated results of operations for any of the periods presented.

     Net assets acquired are as follows (giving effect to the total purchase price):

          Patents                                    $ 105,300
          Liabilities assumed                          (22,000)
          Return of equity to IHI shareholders         397,900
                                                     ---------
          Purchase Price                             $ 481,200
                                                     ---------
                                                     ---------

NET LOSS PER SHARE

     During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("Statement 128"). As required by Statement 128, the Company must present basic earnings per share and diluted earnings per share as defined. Accordingly basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares outstanding plus the dilutive effects of common shares contingently issuable from stock options. Common stock options are excluded from the computation of net earnings per share if their effect is antidilutive. Stock options and warrants to purchase 1,155,665 shares of common stock for the six months ended June 30, 1997 and 4,636,252 shares of common stock for the six months ended June 30, 1998 at exercise prices ranging from $0.001 to $3.00 were not included in the computation of diluted earnings per share as their effect would have been antidilutive. All prior period information has been restated to conform to the provisions of Statement 128.

SUBSEQUENT EVENTS

     On July 1, 1998 the Company received net proceeds of approximately $47,000 from the sale of 510,000 warrants. These warrants represent the exercise of the overallotment option by the underwriters of the Company's IPO.

     On August 10, 1998 the Board of Directors accepted the resignation of Louis L. Knickerbocker as a Board member effective immediately.

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE EVENTS AND THE COMPANY'S PLANS AND EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE REFERENCED IN THE COMPANY'S FINAL PROSPECTUS DATED MAY 11, 1998, AS AMENDED AND THE COMPANY'S OTHER SEC REPORTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE OR OTHER FORWARD-LOOKING STATEMENTS.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998

     Operating expenses increased to $651,100 for the quarter ended June 30, 1998 from $457,000 for the same period in 1997 but decreased to $1,008,900 for the six months ended June 30, 1998 compared to $1,062,300 for the same period ending in 1997. Marketing, general and administrative expense was $584,100 and $738,500 for the quarter and six months ended June 30, 1998, respectively compared to $346,900 and $786,200 for the same periods ending in 1997. The increase for the quarter in 1998 compared to 1997 was due to increased salaries to employees and additional marketing research expense in 1998 as compared to 1997. This increase was offset in part during the quarter by decreased consulting fees in 1998 compared to 1997. The decrease for the six months ended June 30, 1998 was due to decreases in the first quarter of 1998 compared to 1997 as discussed in the Company's Form 10-QSB for the quarter ended March 31, 1998. Research and development expense was $64,500 and $265,400 for the quarter and six months ended June 30, 1998, respectively compared to $103,400 and $258,900 for the same periods ending in 1997. The decrease for the quarter was due to decreased consulting fees as compared to the same period in 1997.

     Interest expense was $92,800 for the quarter ended June 30, 1998, compared to $30,900 for the same period in 1997, and was $161,100 for the six months ended June 30, 1998 compared to $54,700 for the same period ending in 1997. The increases in interest expense are due to increased borrowings by the Company throughout 1997 and the first four months of 1998. Interest income was $91,700 during the quarter ended June 30, 1998 resulting from the investment of proceeds from the Company's IPO.

     The net loss for the quarter ended June 30, 1998 was $652,200, or $0.13 per share, compared to a net loss of $487,900, or $0.17 per share, for the same period ending in 1997. The net loss for the six months ended June 30, 1998 was $1,078,300, or $0.27 per share compared to $1,117,000, or $0.40 per share for the same period ending in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since Inception primarily through public and private sales of its equity securities as well as through bridge financing. As of June 30, 1998 the Company's cash and cash equivalents totaled approximately $12.8 million. The Company received net proceeds from its IPO of approximately $15.8 million of which approximately $2.3 million was used to pay off principal and interest on bridge loans. In addition the Company purchased the outstanding common stock of Insta-Heat, Inc. ("IHI") for a total of $481,200.

     The primary uses of cash and cash equivalents during the six months ended June 30, 1998, include $1,272,000 to finance the Company's operations and working capital requirements, increase in patent costs of $151,900, repayment of debt and interest of approximately $2.3 million, decrease in capital leases of $85,600, purchase of IHI stock for $481,200 and deposits on equipment of $100,000. The Company plans to continue its policy of investing excess funds in short-term, investment-grade, interest-bearing instruments.

     The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities none of which can be predicted with certainty. The Company anticipates the proceeds of the IPO, together with existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 18 to 24 months at its anticipated level of operations. However, the Company may seek additional funding during the next 24 months and could seek additional funding after such time. There can be no assurance any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

NEW ACCOUNTING STANDARDS

     In February 1998, Statement of Financial Standards No. 132, "Employers' Disclosures about Pension and Other Retirement Benefits" ("SFAS No. 132"), was issued and is effective for fiscal years beginning after December 15, 1997. This statement standardizes disclosure requirements for pensions and other post retirement benefits. It does not change the measurement or recognition provisions for those benefit plans.

      In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities.

     The Company anticipates that the adoption of SFAS Nos. 132 and 133 will not have a significant effect on the financial position, results of operations or liquidity of the Company.

YEAR 2000 COMPLIANCE

     The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company is in the process of obtaining a new information systems and accordingly does not anticipate any internal Year 2000 issues from its own information systems databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that parties who are not Year 2000 compliant may have on the operations of the Company. However, there can be no guarantee that the systems of these companies will achieve Year 2000 compliance in a timely manner.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

Item 5.  OTHER INFORMATION

      Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the six months ended June 30, 1998.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ONTRO, INC
      Registrant


      August 14, 1998               By: /s/ JAMES A. SCUDDER
                                        ----------------------------------
                                        James A. Scudder
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


      August 14, 1998               By: /s/ KEVIN A. HAINLEY
                                        ----------------------------------
                                        Kevin A. Hainley
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)