Form 10QSB
period 1998-09-30
ONTRO INC
filed 1998-11-16
CIK 1037827

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C. 20549

                                    FORM 10-QSB


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the Quarterly Period ended SEPTEMBER 30, 1998

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

Yes   X        No
    -----         -----
                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____      No _____

                        APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

As of November 5, 1998, there are 6,489,478 shares of common stock outstanding.


Transitional Small Business Disclosure Format (check one):

Yes            No   X
    -----         -----

                                    ONTRO, INC.
                                INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION

     Item 1--Financial Statements
             Consolidated Balance Sheets                            3
             Consolidated Statements of Operations                  4
             Consolidated Statements of Cash Flows                  5
             Notes to Consolidated Financial Statements             6

     Item 2--Management's Discussion and
             Analysis or Plan of Operation                          7

PART II OTHER INFORMATION

     Item 1--Legal Proceedings                                      9

     Item 2--Changes in Securities and Use of Proceeds              9

     Item 3--Defaults upon Senior Securities                        9

     Item 4--Submission of Matters to a Vote of
             Security Holders                                       9

     Item 5--Other Information                                      9

     Item 6--Exhibits and Reports on Form 8-K                       9

SIGNATURES                                                          9

                           PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                     ONTRO, INC
                          (A Development Stage Enterprise)
                            Consolidated Balance Sheets

                                                                 December 31,    September 30,
                                                                     1997            1998
                                                                 ------------    -------------
                                                                     Note         (unaudited)
                        ASSETS
Current assets:
     Cash and cash equivalents                                    $     5,100          709,600
     Investments held to maturity                                        --          8,310,800
     Prepaid expenses and other current assets                          9,800          129,400
                                                                  -----------       ----------
         Total current assets                                          14,900        9,149,800

Investments held to maturity                                             --          2,090,300
Property and equipment, net                                           398,900          410,400
Deferred offering costs                                               349,300            --
Deferred financing costs                                               61,100            --
Deposits and other assets                                              62,500          689,600
Intangible assets, net                                                  8,500          276,300
                                                                  -----------       ----------
                                                                  $   895,200       12,616,400
                                                                  -----------       ----------
                                                                  -----------       ----------

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Other accrued expenses                                          $449,000           65,000
     Accrued interest                                                 103,700            --
     Current portion of capital lease obligations                      44,100           18,800
     Notes payable                                                  1,395,000            --
                                                                  -----------       ----------
         Total current liabilities                                  1,991,800           83,800

Capital lease obligations, excluding current portion                  100,900           27,500
                                                                  -----------       ----------
         Total liabilities                                          2,092,700          111,300
                                                                  -----------       ----------

Shareholders' equity (deficit):
    Preferred stock, no par value, 5,000,000 shares
      authorized, no shares issued                                       --              --
    Common stock, no par value, 20,000,000 shares
      authorized; 3,089,478 and 6,489,478 shares
      issued and outstanding in 1997 and 1998, respectively         2,047,200       17,464,500
    Additional paid-in capital                                        965,600          616,100
    Deficit accumulated during the development stage               (3,812,000)      (5,562,700)
    Deferred compensation                                            (398,300)         (12,800)
                                                                  -----------       ----------
        Total stockholders' equity (deficit)                       (1,197,500)      12,505,100
                                                                  -----------       ----------
Commitments and contingencies
                                                                  $   895,200       12,616,400
                                                                  -----------       ----------
                                                                  -----------       ----------

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

                                    ONTRO, INC.
                          (A Development Stage Enterprise)
                       Consolidated Statements Of Operations
                                    (unaudited)

                                                      Three months ended          Nine months ended
                                                         September 30,               September 30,            November 8, 1994
                                                  ------------------------    ------------------------           (Inception)
                                                     1997           1998         1997          1998        to September 30,1998
                                                  ----------     ---------    ----------    ----------     --------------------
   Operating expenses:
      Marketing, general and administrative       $  341,500       597,600     1,127,700     1,336,100             3,661,500
      Research and development                       143,100       174,300       402,000       439,700             1,323,600
      Compensation for stock options and
      certain warrants                                 9,200        34,500        26,400        39,500               442,600
                                                  ----------     ---------    ----------    ----------            ----------
         Total operating expense                     493,800       806,400     1,556,100     1,815,300             5,427,700
                                                  ----------     ---------    ----------    ----------            ----------
   Other expense (income):
      Interest expense                                71,400         1,900       126,100       163,000               362,600
      Interest income                                 (5,000)     (135,900)       (5,000)     (227,600)             (227,600)
                                                  ----------     ---------    ----------    ----------            ----------
         Total other expense/(income)                 66,400      (134,000)      121,100       (64,600)              135,000
                                                  ----------     ---------    ----------    ----------            ----------
         Net Loss                                 $ (560,200)     (672,400)   (1,677,200)   (1,750,700)           (5,562,700)
                                                  ----------     ---------    ----------    ----------            ----------
                                                  ----------     ---------    ----------    ----------            ----------

         Basic and diluted net loss per share         $(0.19)        (0.10)        (0.59)        (0.36)
                                                  ----------     ---------    ----------    ----------
                                                  ----------     ---------    ----------    ----------

         Weighted average shares outstanding       2,973,152     6,489,478     2,840,061     4,845,522


      The accompanying notes are an integral part of these consolidated financial statements.

                                    ONTRO, INC.
                          (A Development Stage Enterprise)
                       Consolidated Statements Of Cash Flows
                                    (unaudited)


                                                                    Nine months ended        November 8, 1994
                                                                      September 30,             (Inception)
                                                                   ---------------------
                                                                   1997           1998    to September 30,1998
                                                                   ---------------------  --------------------
Cash flows from operating activities:
    Net Loss                                                   $(1,677,200)   (1,750,700)           (5,562,700)
    Adjustments to reconcile net loss to cash used in                                                     --
      operating activities, excluding effect of acquisition:
      Depreciation and amortization                                 47,700        65,800               208,500
      Amortization of deferred financing costs                      27,800        61,100               101,500
      Issuance of common stock for services                         16,000          --                 223,400
      Compensation related to grant of stock options
        and certain warrants                                        26,400        39,500               442,600
      Increase in prepaid and other current assets                  (9,300)     (119,600)             (129,400)
      Increase in deposits and other assets                        (40,100)     (627,100)             (689,600)
      Increase (decrease) in accrued expenses                       97,100      (509,600)               43,100
                                                               -----------    ----------            ----------
        Net cash used in operating activities                   (1,511,600)   (2,840,600)           (5,362,600)
                                                               -----------    ----------            ----------

Cash flows from investing activities:
    Acquisition of business                                           --        (481,200)             (481,200)
    Intangible assets                                               (4,700)     (169,200)             (182,900)
    Purchase of property and equipment                            (146,500)      (87,700)             (436,000)
    Purchase of investments held to maturity                          --     (10,384,000)          (10,384,000)
                                                               -----------    ----------            ----------
      Net cash used in investing activities                       (151,200)  (11,122,100)          (11,484,100)
                                                               -----------    ----------            ----------

Cash flows from financing activities:
    Net proceeds from issuance of common stock
      and warrants                                                 612,000    16,160,900            17,698,100
    Proceeds from notes payable                                  1,135,000       700,000             2,095,000
    Payments on notes payable                                         --      (2,095,000)           (2,095,000)
    Payments on capital lease obligations                          (24,400)      (98,700)             (141,800)
                                                               -----------    ----------            ----------
      Net cash provided by financing activities                  1,722,600    14,667,200            17,556,300
                                                               -----------    ----------            ----------

Net increase in cash and cash equivalents                           59,800       704,500               709,600
Cash and cash equivalents, beginning of period                      12,000         5,100                  --
                                                               -----------    ----------            ----------
Cash and cash equivalents, end of period                           $71,800       709,600               709,600
                                                               -----------    ----------            ----------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                        $27,300       190,300               250,300

Supplemental disclosure of non-cash investing
   and financing activities:
   Equipment acquisitions under capital lease                      $52,100          --                 188,100
   Warrants issued in connection with debt                         $94,500          --                 101,500

      The accompanying notes are an integral part of these consolidated financial statements.

                                      ONTRO, INC
                          (A Development Stage Enterprise)
                     Notes To Consolidated Financial Statements
                                    (unaudited)

THE COMPANY

       Ontro, Inc. (the "Company" or "Ontro") is engaged in the research and development of integrated thermal containers. The Company has the rights to exploit a proprietary technology which it has incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups, and baby formula.

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

BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 1998, and the results of operations for the three and nine month periods ended September 30, 1997 and 1998. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements for the year ended December 31, 1997 and footnotes thereto included in Ontro's Form SB-2 dated May 11, 1998 as amended.

       The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

SALE OF WARRANTS

       On July 1, 1998 the Company received net proceeds of approximately $47,000 from the sale of 510,000 warrants. These warrants represent the exercise of the overallotment by the underwriters of the Company's Initial Public offering in May, 1998 ("IPO").

ACQUISITION

       On May 11,1998, the Company acquired Insta-Heat, Inc. ("IHI"), an affiliated corporation. In accordance with Staff Accounting Bulletin No. 48, the acquisition has been accounted for as an acquisition of net assets recorded at historical cost and a return of equity to IHI shareholders of $397,900 for the difference between the amount paid and the historical cost of the net assets acquired. The net assets acquired by the Company consist primarily of intellectual property related to the Company's integrated thermal technology. If IHI had been acquired on January 1, 1998, this acquisition would not have had a material impact on the Company's consolidated results of operations for any of the periods presented.

Net assets acquired are as follows (giving effect to the total purchase price):

          Patents                                $  105,300
          Liabilities assumed                       (22,000)
          Return of equity to IHI shareholders      397,900
                                                 ----------
          Purchase Price                         $  481,200
                                                 ----------
                                                 ----------

NET LOSS PER SHARE

       During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("Statement 128"). As required by Statement 128, the Company must present basic earnings per share and diluted earnings per share as defined. Accordingly basic earnings per share has been computed based upon the weighted average number of shares outstanding during the period and diluted earnings per share has been computed based upon the weighted average number of shares outstanding plus the dilutive effects of common shares contingently issuable from stock options. Common stock options are excluded from the computation of net earnings per share if their effect is antidilutive. Stock options and warrants to purchase 1,155,665 shares of common stock for the nine months ended September 30, 1997 and 5,576,252 shares of common stock for the nine months ended September 30, 1998 at exercise prices ranging from $0.001 to $3.76 were not included in the computation of diluted earnings per share as their effect would have been antidilutive. All prior period information has been restated to conform to the provisions of Statement 128.

COMPREHENSIVE INCOME

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS No. 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity. The Company adopted the provisions of SFAS 130 on January 1, 1998. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

       COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

       Operating expenses increased to $806,400 for the quarter ended September 30, 1998 from $493,800 for the same period in 1997 and increased to $1,815,300 for the nine months ended September 30, 1998 compared to $1,556,100 for the same period ending in 1997. Marketing, general and administrative expense was $597,600 and $1,336,100 for the quarter and nine months ended September 30, 1998, respectively compared to $341,500 and $1,127,700 for the same periods ending in 1997. The increase for the quarter and the nine months was due to increased salaries to employees, the hiring of an additional employee, and additional marketing activities in 1998 as compared to 1997. Research and development expense was $174,300 and $439,700 for the quarter and nine months ended September 30, 1998, respectively
compared to $143,100 and $402,000 for the same periods ending in 1997.   This
increase is due primarily to (1) increased salaries (2) the hiring of additional employees as well as employing temporary help to manufacture and assemble containers (3) use of additional materials and supplies used for research and development and (4) increased equipment rental.

       Interest expense was $1,900 for the quarter ended September 30, 1998, compared to $71,400 for the same period in 1997, and was $163,000 for the nine months ended September 30, 1998 compared to $126,100 for the same period ending in 1997. The decrease for the quarter was due to the repayment of bridge loans with proceeds from the Company's IPO resulting in capital lease obligations as the only debt outstanding during the quarter. The increase in interest expense for the nine months ended September 30, 1998 as compared to the same period in 1997 is a result of additional borrowings by the Company from December, 1997 through April, 1998. Interest income was $135,900 and $227,600 for the quarter and nine months ended September 30, 1998, respectively, resulting from the investment of proceeds from the Company's IPO.

       The net loss for the quarter ended September 30, 1998 was $672,400, or $0.10 per share, compared to a net loss of $560,200, or $0.19 per share, for the same period ending in 1997. The net loss for the nine months ended September 30, 1998 was $1,750,700, or $0.36 per share compared to $1,677,200, or $0.59 per share for the same period ending in 1997.

       The Company has financed its operations since Inception primarily through public and private sales of its equity securities as well as through bridge financing. As of September 30, 1998 the Company's cash and cash equivalents and investments totaling approximately $11.1 million.

       The primary uses of cash and cash equivalents during the nine months ended September 30, 1998, include $2,840,600 to finance the Company's operations and working capital requirements, patent costs of $169,200, repayment of debt of approximately $2.1 million, decrease in capital leases of $98,700, purchase of IHI stock for $481,200, and deposits on equipment of approximately $636,000. The Company plans to continue its policy of investing excess funds in short-term and long-term, investment-grade, interest-bearing instruments.

      The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company estimates that it will spend $4.0 million in the next six months related to the acquisition of capital equipment and improvements to its leased facility. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 15 to 21 months at its anticipated level of operations. However, the Company may seek additional funding during the next 21 months and could seek additional funding after such time. There can be no assurance any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       The AICPA Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The adoption of this SOP is expected to have no material impact on the Company's financial position or results of operations.

YEAR 2000 COMPLIANCE

      The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company is in the process of obtaining a new information system as well as developing a program to address year 2000 issues. As the company places orders for equipment in its manufacturing and research and development facility, the company is requiring from the manufacturers assurances that such equipment is year 2000 compatible.

      The Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that parties who are not Year 2000 compliant may have on the operations of the Company. However, there can be no guarantee that the systems of these companies will achieve Year 2000 compliance in a timely manner.


      Recent SEC guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenario. The Company believes that the most likely worst case scenario is that the Company will experience manufacturing delays because of infrastructure failures or delays from suppliers.

                             PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       The Company and one of its officers are defendants in a lawsuit filed by an individual (Timothy J. Lyons) in the Superior Court of the State of California for the County of San Diego. The complaint alleges that the company agreed to guarantee Mr. Lyons a fixed allocation of the units sold by the underwriters in the IPO, and the company breeched this obligation when the underwriters sold Mr. Lyons a lessor amount. Management of the Company believes that the suit is without merit and intends to defend it vigorously. Although the outcome of this proceeding cannot be predicted with certainty, the Company's management believes that the outcome should not have a material adverse effect on the financial condition of the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable

Item 5.   OTHER INFORMATION

       Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       The Company did not file any reports on Form 8-K during the nine months ended September 30, 1998.

                                     SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       ONTRO, INC
       Registrant


       November 16, 1998                  By: /s/ JAMES A. SCUDDER
                                              --------------------------------
                                              James A. Scudder
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)



       November 16, 1998                  By: /s/ KEVIN A. HAINLEY
                                              --------------------------------
                                              Kevin A. Hainley
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)