Form 10KSB
period 1998-12-31
ONTRO INC
filed 1999-03-31
CIK 1037827

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of
    1934

                   For the Fiscal Year ended DECEMBER 31, 1998

/_/ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______to_______.

Commission file number:  333-39253

                                   ONTRO, INC.
           (Name of small business issuer as specified in its charter)

              CALIFORNIA                               33-0638356
     (State or other jurisdiction of           (IRS Employer Identification No.)
       incorporation or organization)

  13250 GREGG STREET, POWAY, CALIFORNIA                    92064
(Address of principal executive offices)                (Zip code)

                                 (619) 486-7200
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock no par value
                                                            Warrants
                                                            (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X     No
                                                             -----    -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent year:    $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $11,971,200 as of March 22, 1999.

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of March 22, 1999:


               Common Stock:                            6,489,478
               Warrants to purchase Common Stock:       3,980,587

                       DOCUMENTS INCORPORATED BY REFERENCE

The Issuer's definitive Proxy Statement for its Annual Meeting of Shareholders to be submitted to the Commission on or before April 30, 1999 is incorporated by reference in Part III of this Form 10-KSB to the extent stated herein.

Transitional Small Business Disclosure Format:

Yes        No  X
   -----     -----

                                     PART I

ITEM 1.  BUSINESS

     The following discussion contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed under the caption "Risk Factors," and elsewhere in this Form 10-KSB and in the Company's Securities and Exchange Commission filings.

OVERVIEW

     Ontro, Inc. (the "Company" or "Ontro") is engaged in the research and development of integrated thermal containers. The Company has the rights to a unique proprietary technology which it has incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups, and baby formula. These containers are similar to typical beverage containers in size and shape, and are activated by the consumer to heat the contents within a few minutes. The Company seeks to market its container technology to develop and expand a consumer market for remote and mobile heating of beverages and other products.

     The Company's products are still in development and are not currently sold commercially. The Company's first anticipated commercial product is a self-heating beverage container which will likely require final design improvements, testing, and marketing studies before it will be manufactured and marketed. The Company's other potential products will require additional research and development before they will be ready for testing and further market studies. There can be no assurance these efforts will be successfully completed.

     While the Company believes it is in the final stages of completing development of its self-heating beverage container, production equipment is currently being installed in order to complete additional testing and improvements to different aspects of the containers before the current demonstration models are intended to be put into commercial production. Additional refinements which the Company anticipates completing include, but are not limited to, the areas of seam failure, heat transfer, content related issues, heating control, sterilization, timing and temperature ranges, appearance, and packaging. There can be no assurance these refinements will be successfully concluded.

     The Company believes substantial market opportunities exist for the exploitation of the Company's integrated thermal container technology. The Company believes as society has become more mobile, demand has risen for remote heating of goods, and conventional heating sources do not supply truly remote consumption due primarily to inconvenience and the inability of consumers to access these sources in a mobile environment. The Company's self-heating containers are expected to meet the needs of consumers such as mothers requiring warmed baby formula, commuters, mobile professionals, sports enthusiasts and others without quick and convenient access to conventional heating sources.

     The Company intends to become a leading provider of integrated thermal containers and related technology to food, beverage and other manufacturers. In order to do so the Company will have to complete the development of its proposed products and successfully manufacture and market them. The Company's principal strategies include:

SUB-LICENSE AGREEMENTS WITH MAJOR FOOD, BEVERAGE AND CONTAINER COMPANIES.

     The Company's principal marketing strategy is to target major food, beverage and container manufacturers for the sub-licensing of its integrated thermal container technologies. These manufacturers are expected to manufacture, label, fill, market and distribute containers under their own brand name or for third parties in exchange for providing the Company royalties and/or research and development and marketing assistance. Management believes this approach should allow the Company to access the manufacturing, marketing, name brand and distribution capabilities of potential licensees without the high overhead costs of plant, equipment and labor. The Company believes its integrated thermal containers could assist manufacturers in offering a value-added product to complement existing product lines and assist in expanding market share. To successfully implement this strategy, the Company will have to complete its product development, and market the proposed products to potential sublicensees who will have to be independently satisfied with the products and the market opportunity. There can be no assurance the Company will be able to complete these objectives. The evaluation agreement the Company previously had with Nestle, USA expired according to its terms.

STRATEGIC MANUFACTURING AND MARKETING.

     Concurrently with seeking sub-license agreements, the Company plans to directly produce and market self-heating beverage containers to selected niche markets. The Company believes such manufacturing and marketing should provide substantial benefits including: (i) additional revenues to fund marketing efforts to major food, beverage and container companies as described above; (ii) demonstration of product feasibility and the manufacturing process; and (iii) providing evaluation units for use in conducting marketing and product feasibility studies by the Company and others. The Company plans to selectively market to customers and distributors whom the Company believes would not interfere with potential sublicenses the Company intends to seek with major food and beverage container manufacturers. The Company is in the process of completing its development of a full-scale production facility for these purposes. In addition to completing its manufacturing facility and successfully demonstrating its capacity to manufacture commercial quantities of completed products, the Company will have to identify and obtain distribution channels in such niche markets. There can be no assurance the Company will be able to complete these objectives.

DEVELOP INTEGRATED THERMAL TECHNOLOGY FOR OTHER APPLICATIONS.

      The Company plans to develop additional integrated thermal containers to further access the beverage market. The Company is designing a proprietary reusable thermos-Registered Trademark- type container with insertable thermal cartridges, which would allow the consumer to heat and re-heat, an integrated thermal container filled by the consumer with the liquid of his/her choice. The Company is developing a disposable self-heating baby bottle, which could be pre-filled with formula and heated on demand. The Company's plans also include additional research and development into designs and potential uses of integrated thermal containers for medical, pharmaceutical, health, and beauty products, as well as other potential industrial applications. The Company intends to utilize the expertise of its management to identify market opportunities for its technology. There can be no assurance the Company will be able to complete the design and development of or market any such integrated thermal containers.

PRODUCTS

SELF-HEATING BEVERAGE CONTAINERS

      The Company's first product is a fully contained, disposable, self-heating beverage container similar in size and shape to an ordinary 16-ounce beverage can. The containers are being designed to be heated by pushing a button on the bottom of the container. Activating the heating mechanism by pressing the button causes the contents in the container, such as approximately 10 ounces of coffee, soup, tea, hot chocolate or baby formula, to safely warm to a predetermined range of temperatures within a specified range of time periods. The container can then be opened by a typical style pop top for immediate consumption. At its current stage of development the Company's initial proposed product has been manufactured, and test marketed in limited quantities. The product will likely require further design improvements, testing and marketing studies before it is introduced into the marketplace.

      The Company's proposed self-heating containers heat the contents inside the container through a patented and patent pending process developed by the Company. The process utilizes two separate compartments in the container. One compartment holds the beverage or food. The second compartment contains non-toxic heat activating ingredients and water which are segregated into two component areas.

      Pressing the button causes the water to be mixed with the active ingredients and heat develops from the resulting chemical reaction.

      To date, the Company has developed several prototypes which it believes demonstrate the feasibility of its self-heating beverage container technology.

Management believes the key attributes of its systems are the following:

    EASE OF USE -- This system is designed so that a consumer can activate the system merely by pushing a button; the contents are heated to a predetermined range of temperatures within a specified range of time periods.

    EASE OF USE BY MANUFACTURER -- The Company's products are designed to be easily integrated into a manufacturer's existing production system. The current design of the self-heating container is similar to a 16 oz. beverage container, which configuration should allow manufacturers to integrate containers on an existing assembly line for filling without substantial modification to their existing manufacturing processes.

      In addition, the Company's product is designed to be easily modified to provide heated contents at a pre-determined range of temperatures within a specified range of time periods. By varying the amount of heat activating ingredients in the heating compartment, the manufacturer can tailor the time and temperature required to heat the contents without altering the container itself.

    EASE OF DISPLAY BY RETAIL DISTRIBUTORS -- The container's current 16 oz. style beverage configuration should allow distributors the ability to easily integrate the product in space and point of purchase displays at supermarkets and convenience stores without substantial modification to existing displays.

    PRICING -- The Company has designed the product to be easily and simply manufactured, with readily available components. The Company believes that manufacturers are more likely to integrate the process with existing products so long as the incorporation of such technology does not result in substantial price increases to consumers.

    USE OF NON-TOXIC MATERIALS -- The Company's products utilize non-toxic, natural materials in its heating process. Management believes that consumers could be more likely to purchase the Company's products if they believe the beverage contents are not subject to toxic contamination from the heating source.

      The Company is continually evaluating certain design features of its self-heating containers to refine such items as: the speed and efficiency of the heat transfer; suitability for high viscosity contents; maintaining structural integrity of the container; temperature control; and ease of use. Certain aspects of its proposed products are still under development.

OTHER PROPOSED PRODUCTS

      The Company is developing a self-heating food container which could be pre-filled with items such as chili, soups, stews, and other food products. The Company is also designing a proprietary reusable thermos-Registered Trademark- type container with insertable thermal cartridges, which would allow the consumer to heat and re-heat, or cool and re-cool, an integrated thermal container filled by the consumer with the beverage of his/her choice.

      The Company plans to develop similar containers of differing designs, which may be able to be used for beverages or food. For example, the Company is developing a disposable self-heating baby bottle, which could be pre-filled with formula and heated on demand. The Company plans on conducting additional research and development into designs and potential uses of integrated thermal containers for medical, pharmaceutical, health and beauty products, and other potential industrial applications.

      The Company believes it can formulate differing active ingredients to enable the contents of its integrated thermal containers to be cooled. The Company is currently investigating the development of self-cooling technology. Currently the Company has not expended substantial research and development efforts toward and has not produced any prototypes of a self-cooling container.

      For the years ended December 31, 1998 and 1997, the Company expended $754,200 and $580,100, respectively, on research and development.

MARKETING

      The Company's principal marketing strategy is to sub-license to major manufacturers rights to integrated thermal container technologies developed by or licensed to the Company. The initial focus of the Company's marketing efforts will be on food and beverage and container manufacturers who the Company believes may choose to package or sell containers, including such contents as coffee, tea, hot chocolate, low-viscosity soups, and baby formula. The Company is targeting companies which have large operations in an effort to take advantage of their marketing and distribution capabilities and brand name recognition.

      Since the Company believes securing such sub-license agreements may be a very time consuming process, the Company also plans to produce and sell self-heating beverage containers to customers and distributors. The Company believes this secondary marketing strategy may assist in generating revenues prior to the time larger volume sub-license agreements, if any, are obtained. The Company plans to select such customers and distributors who the Company believes would not interfere with sub-licenses the Company intends to seek with major food and beverage container manufacturers.

      There can be no assurance this secondary marketing strategy of direct sales or distribution arrangements will be successful, or if it is, that such agreements will not preclude or impede sub-license agreements, if any, with major food and beverage or container manufacturers. The Company intends to retain a small sales staff to pursue such direct sale and distribution opportunities. To assist in securing sublicense candidates and to determine the potential market for its proposed containers, the Company intends to continue conducting marketing studies in the next year. It is anticipated such marketing studies will be contracted from third parties; however, the Company may conduct a portion of such marketing studies internally. There can be no assurance the results of such marketing studies will be favorable to the Company. If they are not, they could have a material adverse impact on the business, financial condition, and results from operations of the Company.

MANUFACTURING AND PRODUCTION

      The Company intends to sub-license most of its integrated thermal container technology to large food, beverage, and container manufacturers. The Company believes this strategy could provide material benefits, including use of the greater manufacturing, marketing, and distribution expertise of such companies, and potential reduction of substantial manufacturing costs. While no sub-license agreements have been executed to date, the Company anticipates entering into sub-licenses where the sub-licensees are responsible for purchasing the raw materials, manufacturing or contracting for the manufacture of the container, labeling, filling, marketing, selling, and distributing the integrated thermal container technology or any other related technologies licensed to them by the Company. There can be no assurance the Company will be able to license its technology to anyone including such companies, or on what terms.

      In January 1999 the Company moved into its administration offices and production facility and is currently installing additional integrated thermal container manufacturing equipment. The Company's new facility will be dedicated to research and development and to manufacturing and assembling integrated thermal containers. The purpose of the manufacturing and assembly facilities is to demonstrate the commercial viability of the Company's manufacturing processes, to supply enough self-heating containers for additional testing and market studies, and to produce self-heating beverage containers which can be sold directly or to distributors. It is anticipated containers sold directly or to distributors will be filled, packaged, and distributed by the customer, the distributor or their contract manufacturer. The Company may, on a limited basis, fill the contents of containers at its facilities. The Company's semi-automated production facility is designed to allow most of the component parts of the Company's self-heating beverage container to be manufactured on the Company's premises. Certain components, including the activation device, are purchased from third party vendors. The Company believes its production facility will assist commercialization efforts as it is anticipated such production efforts will assist in further refinement of the Company's integrated thermal containers following future testing and marketing studies.

       The Company will utilize the blow-molding process to produce the main component of the Company's self-heating beverage containers. In the blow-molding process, pellets of plastic resin are heated and extruded into a tube of plastic. A two-piece metal mold is then closed around the plastic tube, and high pressure air is blown into it, causing a plastic container to form in conformance to the mold's shape. The Company believes the blow-molding method is an established process in the plastic beverage container industry. The Company believes the blow-molding process offers certain advantages, including the following: it is less expensive than injection molding; it is expected to allow the Company to more accurately control the thickness of the inner and outer walls of the container thereby assisting in heat retention and heat transfer; it generally results in a strong oxygen barrier which could increase shelf stability; and all equipment used in the process is generally available and can be purchased with little, if any, custom parts or conversions.

      The Company has implemented certain quality control procedures for its production facility. The Company's quality control personnel now regularly monitor the manufacturing process and the Company anticipates they will monitor additional items in the future such as blow-molding to assure the plastic containers and component parts are free from defects. At such time, when the Company sells integrated thermal containers produced by its facilities, if ever, the Company expects some or all of its customers will impose additional quality control standards. It is possible such customer or other required quality control standards will require the expenditure of substantial resources over a long period of time, or that the Company will determine such measures are not cost-effective.

      To ensure contents are not contaminated during or after packaging and to comply with food and beverage manufacturers' requirements, the Company has refined the design of its containers so they may be filled by the various sterilization processes generally in use today for food and beverage containers. The design of its containers currently allows them to be processed through all but one (hot fill, aseptic, ultra high temperature, pasteurization, and irradiation) method of sterilization. The Company is continuing to further the development of its designs to enable its containers to also be suitable for the "retort" method of sterilization. Sterilization methods generally expose the containers to high temperatures and/or pressures, for a designated period of time to sterilize the container of microorganisms which could have an effect upon the contents therein. Some sterilization processes place a great deal of stress on a container because the process subjects the container to high pressure and/or high temperature for a period of time which can challenge the seams or compromise the integrity of a plastic container. The Company believes its self-heating beverage containers will be able to satisfactorily endure the various sterilization processes with a liquid beverage or other food product inside. There can be no assurance the Company will resolve these design issues or resolve other design issues which may appear during testing or commercial use.

      To ensure licensees, if any, comply with the level of quality control standards the Company anticipates will be essential for its success, the Company intends to require its licensees to comply with what are known as the ISO 9000 standards. The Company plans to actively review the production processes and to routinely test the goods produced by its licensees. The Company also plans on requiring any contract manufacturers to also comply with ISO 9000 standards. The Company believes ISO 9000 standards are generally regarded as fairly rigorous. There can be no assurance the Company will be able to successfully require licensees or contractors to comply with these standards, or any specific quality control standards.

      The Company intends to design all integrated thermal containers used by its licensees or contract manufacturers, and intends to participate in the design of such parties' production tooling and molds. The Company plans on requiring molds and tooling used for the manufacture of containers utilizing its technologies to comply with specifications and quality control parameters established by the Company. There can be no assurance the Company will be able to adequately monitor, require or assure such parameters are met, or otherwise adequately control the manufacturing processes of any licensee or contract manufacturer.

      The Company estimates its improved production facility utilizing a single blow-molder and one eight hour shift should be able to produce approximately 2,000,000 containers per year, and using a double shift should be able to produce approximately 4,000,000 containers per year. It is anticipated these production figures could be increased with the installation of additional equipment. There can be no assurance the proposed production facility, if completed, will produce the estimated number of containers or if this number of containers is produced, it will be sufficient to supply the demand, if any, which may result for containers manufactured by the Company.

RAW MATERIALS AND SUPPLIERS

      The primary raw materials used by the Company in the manufacture of its integrated thermal containers are plastic resins, polyvinyl chloride (plastic), calcium oxide, water, and foil seal lids. The Company does not currently have agreements with any of its suppliers for the purchase of its raw materials.

      The Company believes increases in the prices of its raw materials should be able to be passed along to its licensees and customers. The inability to pass on increased raw material costs could have a material adverse impact on the Company's business, financial condition, and results from operations, particularly if the Company is not able to pass on such price increases in the license agreements, if any, with its intended market of food, beverage or container manufacturers.

      The primary plastic resins used by the Company are produced from petrochemical intermediates derived from products of the natural gas and crude oil refining processes. Natural gas and crude oil markets in the past have experienced substantial cyclical price fluctuations as well as other market disturbances, including shortages of supply and crises in some of the larger oil producing regions of the world. The capacity, supply, and demand for plastic resins and the petrochemical intermediates from which they are produced are also subject to cyclical and other market factors. Consequently, plastic resin prices may fluctuate as a result of natural gas and crude oil prices, as well as the capacity, supply and demand for resin and petrochemical intermediates.

PATENTS AND PROPRIETARY TECHNOLOGY

      The Company's integrated thermal container technology was developed by Insta-Heat, Inc ("IHI") which is a wholly-owned subsidiary of the Company.

      To date, IHI has four issued patents and one patent application pending in the United States, each one relating to various aspects of the Company's integrated thermal container technology. Patent No. 5,461,867 was issued to IHI on October 31, 1995 and includes 39 claims regarding a container with an integral module for heating or cooling contents. Patent No. DES 371,513 was issued to IHI on July 9, 1996, and includes one claim regarding an end cap for a container. Patent No. 5,626,022 was issued to IHI on May 6, 1997, and is a continuation in part of Patent No. 5,461,867 and includes 25 claims regarding a container with an integral module for heating or cooling the contents. Patent No. 5,809,786 was issued to IHI on September 22, 1998 and is a continuation of Part of Patent No. 5,626,022 and includes seven claims regarding a container with an integral module for heating or cooling the contents. There can be no assurance any patents will be issued to IHI as a result of IHI's pending application, or if issued, such patents combined with existing patents will be sufficiently broad to afford protection against competitors using similar technology. The Company's success will depend in large part on its ability to obtain patents for integrated thermal container technologies and related technologies, if any, to defend patents once obtained, to maintain trade secrets and to operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. IHI also has foreign patents pending for certain elements of the current and earlier designs of its integrated thermal containers, and has received approval of certain of these applications.

      There can be no assurance any patents issued to IHI or to the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation over patent or other intellectual property claims could result in substantial costs to the Company. U.S. patents do not provide any remedies for infringement occurring before a patent is granted. Because patent rights are territorial, the Company may not have an effective remedy against use of its patented technology in any country in which IHI does not, at the time, have an issued patent.

      The commercial success of the Company may also depend upon avoiding the infringement of patents issued to competitors. If competitors prepare and file patent applications in the United States claiming technology also claimed as proprietary by the Company, the Company may be forced to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine the priority of the invention. Such proceedings could result in substantial costs to the Company, even if the outcome is favorable to the Company. An adverse outcome of such proceedings could subject the Company to significant liabilities to third parties and could require the Company to license disputed rights from third parties or cease using the infringing technology. The Company is aware of U.S. patents issued to third parties that broadly claim self-heating technology similar to the Company's. Although the Company believes its current and proposed activities do not and will not infringe upon these patents, there can be no assurance the Company's belief would be affirmed in any litigation over any patent or the Company's future technological developments will be outside the scope of these patents. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors. U.S. patents do not provide remedies for infringement occurring before the patent is granted.

      The Company relies on certain technologies which are not patentable and are therefore potentially available to the Company's competitors. The Company also relies on certain proprietary trade secrets and know-how which may not be patentable. Although the Company has taken steps to protect its unpatented technologies, trade secrets, and know-how, in part through the use of confidentiality agreements with certain employees, consultants, and contractors, there can be no assurance these agreements will not be breached, the Company would have adequate remedies for any breach, or the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

TRADEMARKS

      The Company has two registered trademarks for the name "Ontro" and the Company logo. IHI has two registered trademarks, "Anytime Anywhere," and "Insta-Heat."

COMPETITION

      The Company believes the market for integrated thermal containers is an emerging market. There can be no assurance there will be sufficient demand for a producer of such containers to profit therefrom. The plastic and beverage container industry is highly competitive and sensitive to changing consumer preferences and demands. The Company is aware of six firms that currently manufacture or market self-heating containers or products sold in self-heating containers. The Company believes two of these firms manufacture and market containers in the U.S. and the other four currently manufacture and market exclusively in foreign countries. The Company is not aware of any other current direct competition for integrated thermal containers in the U.S. marketplace.

      The Company believes the other competitors manufacture self-heating containers for beverages, meals, a single serving espresso and hot sake. The Company believes each of the foreign firms holds one or more U.S. patents on their designs. The Company believes at least three of the known competitors use a reactant system similar to the Company's proposed self-heating containers.

      The Company believes competition among marketers of self-heating beverage containers will be based primarily on price, product safety, ease of use, quality, product recognition, access to distribution channels, product innovation, and packaging. The competitive position of the Company will in part depend on the ability of the Company to remain current in plastics manufacturing technology and to anticipate innovations in integrated thermal container technology as well as changes in consumer preferences. If the Company's integrated thermal containers are successfully received in the market, increased competition is probable. Increased competition is likely to result in price reductions, reduced operating margins, and loss of market share, any of which could materially and adversely affect the Company's business, operating results, and financial condition. There can be no assurance the Company will be able to compete successfully, keep pace with technological developments, or have sufficient funds to invest in new technologies, products, or processes.

      There also can be no assurance companies in the food and beverage or container industry, or other companies, will not enter the market for integrated thermal containers with products that are superior to, less expensive, or which achieve greater market acceptance than the Company's proposed containers. The majority of food and beverage and container manufacturers are substantially larger and more diversified than the Company; have substantially greater financial and marketing resources than the Company; have greater name recognition and distribution channels than the Company; and may have the ability to develop competitively priced integrated thermal containers.

LIABILITY INSURANCE

      The Company's proposed containers expose it to possible product liability claims if, among other things, the use of its proposed containers results in personal injury, death or property damage. There can be no assurance the Company will have sufficient resources to satisfy any liability resulting from such claims or will be able to cause its customers to indemnify or insure the Company against such claims. The Company intends to obtain increased product liability insurance prior to the commencement of commercial shipment of its products. There can be no assurance such insurance coverage will be adequate in terms and scope to protect the Company against material adverse effects in the event of a successful claim, or that such insurance will be renewed, or the Company will be able to acquire additional coverage when it deems it desirable to do so.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATIONS

      All of the currently projected uses for the Company's integrated thermal containers presently fall under the authority in the United States of the United States Food and Drug Administration ("FDA") and the United States Department of Agriculture ("USDA"). The FDA regulates the material content of direct-contact food containers and packages, including certain thin wall containers manufactured by the Company. The Company expects that licensees or distributors will be responsible for filling the containers with beverages and complying with appropriate FDA regulations. However, in the event containers are filled at its own facility, the Company expects to comply with such FDA regulations. The Company uses approved resins and pigments in its direct-contact food products and believes its proposed containers will be in material compliance with all applicable FDA and USDA regulations.

      The Company, like all companies in the plastics industry, is also subject to federal, state, and local legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of additional environmental protection measures. The Company does not know of any legislation promulgated to date or similar initiatives that would, if enacted, have a material adverse effect on its business. There can be no assurance future legislative or regulatory enactments or other similar initiatives would not have a material adverse effect on the Company's business, financial condition, and results from operations.

EMPLOYEES

      As of March 22, 1999, the Company employs twenty full-time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company anticipates it will hire an undetermined number of new employees over the next 12 to 18 months.



                                  RISK FACTORS



NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

     The Company has experienced operating losses in each fiscal period since its inception in 1994. As of December 31, 1998, the Company had a deficit accumulated in the development stage of approximately $6.5 million. The Company expects to incur additional operating losses through at least 1999 and possibly thereafter. The Company has generated no revenues from operations. The development of the Company's integrated thermal containers will require the commitment of substantial resources in order to make it feasible for such containers to be sold, or for the underlying technology to be licensed to third parties, and/or for the Company to sell its proposed containers to distributors or others who may be responsible for the manufacture and marketing of the proposed containers, or to establish commercial scale manufacturing processes and facilities for such manufacturing, and to establish additional quality control, marketing, sales and administrative capabilities. There can be no assurance the Company will be successful in any of these endeavors. There can be no assurance the Company will enter into arrangements with third parties for product development and commercialization, or will successfully market or license any containers. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market its proprietary containers or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could have a material adverse impact on the Company's business, financial condition and results of operations.

FUTURE CAPITAL REQUIREMENTS UNCERTAIN; NO ASSURANCE OF FUTURE FUNDING

     The Company will be required to make substantial expenditures to conduct existing and planned research and development, to manufacture or contract for the manufacture of, and to market its proposed containers. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 12 to 18 months at its anticipated level of operations. However, the Company may seek additional funding during the next 18 months and could seek additional funding after such time. There can be no assurance any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has limited established bank financing arrangements, and it is not anticipated the Company will secure any bank financing in the foreseeable future. The Company intends to finance the development and marketing of its proposed containers through license agreements, distribution agreements, strategic alliances and other arrangements with third parties. There can be no assurance such license, distribution, marketing, strategic, or other collaborative arrangements will be obtained, or that additional funds will be available when needed, or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to relinquish rights to certain of its technologies or potential products the Company would not otherwise relinquish. The Company's future cash requirements will be affected by results of research and development, collaborative relationships, if any, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, and other factors.


EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

     The Company is a development stage company. It has not completed the final development of any product and, has not begun to market or generate revenues from operations. The Company's first anticipated commercial product is a self-heating beverage container which will require final design improvements, testing, and marketing studies before it will likely be introduced in the marketplace. There can be no assurance such efforts will be successful, and the self-heating beverage container or any of the Company's other potential products under development will be able to be manufactured at acceptable costs and quality standards. The Company cannot predict with certainty when, if ever, it will begin to market the proposed self-heating beverage container or any other integrated thermal container it is developing, and currently does not expect them to be available to consumers prior to the third quarter of 1999.

     While the Company believes it is in the final stages of completing development of its self-heating beverage container, additional work testing or verifying different aspects of the containers is planned before the prototypes will likely be put into commercial production. Such aspects include, but are not limited to, the areas of seam failure, heat transfer, type of content issues, heating control, pasteurization, timing and temperature ranges, appearance, and packaging. The Company has identified certain unusual circumstances where the self-heating container could heat to unacceptably high levels and jeopardize the structural integrity of the container to the extent it might not withstand the market reliability and quality control standards generally required of containers for food and beverage products. The Company is currently researching the use of moderating agents and other design refinements to inhibit such potential reactions. The Company is also researching different compositions of the active ingredients to increase the predictability of the heating reaction and simplify the manufacturing process. There can be no assurance the Company will be successful in completing such design refinements or achieve significant commercial distribution of its proposed products.

COMPLETE DEPENDENCE ON MARKET ACCEPTANCE OF INTEGRATED THERMAL CONTAINERS

     The Company has not yet commenced sales of its self-heating beverage container, which is currently the Company's only substantially developed product. The Company anticipates it will derive substantially all of its revenues from the sale of licenses of its integrated thermal container technology. Consequently, the Company is entirely dependent on the successful introduction and commercial acceptance of this technology. Unless and until such integrated thermal containers receive market acceptance, the Company will not likely have any material source of revenue. There can be no assurance that integrated thermal containers will achieve market acceptance. The Company's ability to license its technology or sell its containers will be substantially dependent on the results of certain market studies, and there can be no assurance the studies currently underway or to be conducted in the future will demonstrate the level of probable market acceptance sufficient to interest licensees and distributors to enter into agreements with the Company regarding its products and technologies. Commercial acceptance of its containers will require the Company to successfully establish sales through distribution channels, of which there can be no assurance. Any such failure will likely have a material adverse effect on the Company's business, financial condition and results of operations. Failure of the Company's integrated thermal containers to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operations.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE

     If the Company's proposed integrated thermal containers are commercially accepted, such markets are expected to be characterized by rapid technological advances, evolving industry standards, and frequent new product introductions and enhancements. The introduction by competitors of containers embodying new integrated thermal technologies and the emergence of industry standards could render the Company's containers currently under development obsolete or unmarketable. The Company's future success may depend upon its ability to keep pace with technological development and respond to evolving consumer demands. Failure by the Company to anticipate or respond adequately to technological developments or changes in consumer tastes, or significant delays in product development, could damage the Company's potential position in the marketplace and could result in less revenues and/or lack of profits. The Company may need to increase the size of its product development staff in the near term to meet these challenges. There can be no assurance the Company will be successful in hiring and training adequate product development personnel to meet its needs or that it will have the resources to do so. There can be no assurance the Company will be successful in developing and marketing its proposed containers, new products, or product enhancements, or will not experience significant delays in such endeavors in the future. Any failure to successfully develop and market its integrated thermal containers or other products and product enhancements could have a material adverse effect on the Company's financial condition, business, and results from operations.


PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend, in large part, on the Company's ability to obtain patent protection for the proposed containers, both in the United States and in foreign countries. Ontro's wholly owned subsidiary, IHI currently has four patents issued, and one additional patent application pending in the United States. There have been foreign counterparts to certain of these applications filed in other countries on behalf of IHI. The Company intends to file or have IHI file additional applications as appropriate for patents covering one or more proposed containers and related processes. There can be no assurance patents will issue from any of the pending applications, or for patents that have been issued or may be issued, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance any patents issued to IHI or to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide adequate proprietary protection to IHI or to the Company. In addition, any patents obtained by the Company will be of limited duration. All United States patents issuing from patent applications filed June 8, 1995 or thereafter will have a term of 20 years from the date of filing. All United States patents in force before June 8, 1995 will have a term of the longer of: (i) 17 years from the date of issuance; or (ii) 20 years from the date of filing. All United States patents issuing from patent applications applied for before June

8, 1995 will have a term equal to the longer of: (i) 17 years from the date of issuance; or (ii) 20 years from the date of filing. All United States design patents have a 14 year life from the date of issuance.

     The commercial success of the Company may also depend upon avoiding infringing on patents issued to competitors. If competitors prepare and file patent applications in the United States that claim technology also claimed by the Company or IHI, the Company may have to participate in interference proceedings declared by the PTO to determine the priority of invention, which could result in substantial cost, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties, and could require the Company to license disputed rights from third parties or cease using all or part of the licensed technology. The Company is aware of U.S. and foreign patents issued to third parties that broadly claim self-heating technology similar to the Company's. Although the Company believes its current activities do not infringe on these patents, there can be no assurance the Company's belief would be affirmed in any infringement litigation over the patents, or that the Company's future technological developments would be outside the scope of these patents. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Further, U.S. patents do not provide any remedies for infringement that occurred before the patent is granted.

     The Company also attempts to protect its proprietary and its licensed technology and processes by seeking to obtain confidentiality agreements with its contractors, consultants, employees, potential collaborative partners, licensees, licensors and others. There can be no assurance these agreements will adequately protect the Company, will not be breached, the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. This approach could increase the risk to the Company which may not be able to protect its proprietary and licensed technology.

     There can be no assurance others will not independently develop similar or more advanced technologies or design around aspects of IHI's technology which may be patented, or duplicate the Company's trade secrets. In some cases, the Company may rely on trade secrets to protect IHI or its inventions. There can be no assurance trade secrets will be established, secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent consultants, key employees, or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information, which may not be resolved in favor of the Company.

LIMITED MANUFACTURING FACILITIES; PROBABLE SIGNIFICANT DEPENDENCE ON SUB-LICENSEES FOR MANUFACTURE, MARKETING, AND SALE OF PROPOSED PRODUCTS

     The Company's strategy is to sub-license its integrated thermal technologies to major food, beverage, and container companies. The Company anticipates requiring such companies to be responsible for the manufacture, marketing, and sale of the overwhelming majority of the Company's proposed containers. The Company has purchased equipment which will enable it to manufacture self-heating beverage containers for testing and marketing studies, and to sell limited quantities of certain self-heating containers to distributors or other customers. The Company intends to require most of its distributors and other customers to manufacture and market the containers they purchase or sub-license, or to contract for the manufacture, marketing, and distribution of the containers. There can be no assurance the Company will enter into satisfactory license agreements with any parties for the manufacture, marketing, or sale of its integrated thermal containers; that such licenses, if any, will result in revenues to the Company; the Company will enter into any agreements with distributors or others for the manufacture, marketing, or sale of its proposed containers, or that parties who do enter into such agreements will perform adequately. In the event the Company is unable to license its technology to third parties or is unable to require third parties to manufacture, market, and sell substantial quantities of its proposed containers, the Company could be required to develop adequate manufacturing facilities to fulfill any demand for its containers. The development of such facilities could require additional capital, personnel, and other resources beyond any available resources of the Company at this time. There can be no assurance the Company will be able to successfully establish such manufacturing operations or obtain any additional capital.

PROBABLE DEPENDENCE ON OUTSIDE PARTIES FOR MARKETING AND DISTRIBUTION

     If the Company is successful in completing the development of its proposed integrated thermal containers the Company intends to primarily market its proposed products through contractual arrangements with others such as sub-licensing, distribution or similar collaborative agreements. This may result in a lack of control by the Company over some or all of the material marketing and distribution aspects of its potential products. There can be no assurance the Company will be able to maintain the quality of its products when they are manufactured by unrelated parties. Any significant quality control problems could result in excessive recalls, increased product liability exposure, and reduced market acceptance.

     There can be no assurance the Company will enter into any marketing and related arrangements on terms acceptable to the Company, or that any marketing efforts undertaken on behalf of the Company by third parties will be successful. The inability of the Company to license its products to others for their distribution, or inadequacy of such licensees' distribution, or the inability of the Company to enter into distributorship or similar agreements to market products produced by the Company would likely have a material adverse impact on the ability of the Company to market its products.

     The Company may, in the future, determine to directly market certain of its proposed containers. The Company has a limited marketing budget and resources. Additional capital expenditures and management resources would be required to develop more complete marketing and distribution capabilities. In the event the Company elects to engage in broader or more direct marketing activities, there can be no assurance the Company will be able to obtain the requisite funds, or attract and retain the human and other resources necessary to successfully expand its marketing plans for any of its potential products.

     The Company's future growth and profitability is expected to depend, in large part, on the success of its licensees, sub-licensees and distributors, if any, and others who may participate in marketing efforts on behalf of the Company. Success in marketing the Company's containers will be substantially dependent on educating the targeted markets as to the distinctive characteristics and perceived benefits of the Company's proposed containers.

COMPETITION

     The Company believes competition among marketers of self-heating beverage containers will be based primarily on price, product safety, ease of use, quality, product recognition, access to distribution channels, product innovation, and packaging. The competitive position of the Company will in part depend on the ability of the Company to remain current in plastics manufacturing technology and to anticipate innovations in integrated thermal container technology, as well as changes in consumer preferences. If the Company's integrated thermal containers are successfully received in the market, increased competition is probable. Increased competition is likely to result in price reductions, reduced operating margins, and loss of market share, any of which could materially and adversely affect the Company's business, operating results, and financial condition. There can be no assurance the Company will be able to compete successfully, keep pace with technological developments, or have sufficient funds to invest in new technologies, products, or processes.

     There also can be no assurance companies in the food and beverage or container industry, or other companies, will not enter the market for integrated thermal containers with products that are superior to, less expensive, or which achieve greater market acceptance than the Company's proposed containers. The majority of food and beverage and container manufacturers are substantially larger and more diversified than the Company; have substantially greater financial and marketing resources than the Company; have greater name recognition and distribution channels than the Company; and may have the ability to develop competitively priced integrated thermal containers.

DEPENDENCE UPON KEY PERSONNEL

     The Company's success in developing marketable containers and achieving a competitive position will depend, in large part, on its ability to attract and retain qualified management personnel, and in particular to retain Mr. Scudder and Mr. Berntsen. The Company's technology was primarily developed by Mr. Scudder and Mr. Berntsen. Messrs. Scudder and Berntsen have entered into employment agreements obligating them to provide services to the Company through August 1999. The loss of either of these individuals could have a material adverse impact on the business and operations of the Company. The Company maintains life insurance policies on Messrs. Scudder and Berntsen, but no assurance can be given that the proceeds from any such policy will be adequate to offset the loss of their services. The Company will need to hire additional management, administrative and engineering personnel in the next year to meet its plans. Competition for such personnel is intense and no assurance can be given that the Company will be able to hire and/or retain adequate personnel. The Company's potential growth and any expansion into areas and activities requiring additional expertise, such as expanded programs for manufacturing and marketing, would be expected to place increased demands on the Company's human resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on the Company's prospects for success. In addition, the Company relies on consultants and advisors to assist the Company from time to time in reviewing its marketing, management, research and development strategies. Most if not all of the Company's consultants and advisors are self-employed or are employees of other companies, and may have commitments to, or consulting or advisory contracts with, more than one other entity that may affect their ability to contribute to the Company.

EXPOSURE TO FLUCTUATIONS IN RESIN PRICES AND SUPPLY

     The Company intends to manufacture certain parts of the proposed integrated thermal containers using plastic resins. The Company does not currently have agreements with any raw material suppliers, including suppliers of resins. The Company intends to enter into agreements with resin and other raw material suppliers. There can be no assurance the Company will obtain supply agreements on acceptable terms and conditions. Since plastic resin is anticipated to be a principal component in the Company's proposed containers, the Company's financial performance could become materially dependent on its ability, and the ability of its licensees and/or distributors, if any, to acquire resin in acceptable amounts and at acceptable costs, and to pass resin price increases on to its future customers through contractual agreements or otherwise. The capacity, supply, and demand for plastic resins and the petrochemical intermediates from which they are produced are subject to cyclical price fluctuations, including those arising from supply shortages. There can be no assurance a significant increase in resin prices or a shortage of supply would not have a material adverse impact on the business, financial condition, and results from operations of the Company.

SUPPLY OF RAW MATERIALS

     The Company does not have agreements with the suppliers of any of its raw materials or component parts. The Company believes certain components can be obtained from numerous suppliers and as a result thereof the Company believes it is not materially dependent upon any single source for any of its raw materials or components. However, if the Company were to experience delays in raw materials or component parts, it could delay the Company's ability to supply containers to potential customers or its ability to conduct market research studies, which in turn, could adversely impact the Company's business, financial condition, and results of operations.

ENVIRONMENTAL MATTERS

     Federal, state, and local governments or regulatory agencies could enact laws or regulations concerning environmental matters that may increase the cost of producing, or otherwise adversely affect the demand for plastic products such as those proposed by the Company. A decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon the Company's business, financial condition, and results of operations. In addition, certain of the Company's operations are subject to federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water, and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. While the Company has not been required, in its limited history of assembling integrated thermal containers, to make significant capital expenditures in order to comply with applicable environmental laws and regulations, the Company may have to make substantial future capital expenditures due to changing compliance standards and environmental technology. Furthermore, unknown contamination of sites currently or formerly owned or operated by the Company (including contamination caused by prior owners and operators of such sites) and off-site disposal of hazardous substances may give rise to additional compliance costs.

     In addition the principal components of the Company's products are made from plastic. Although the Company's products use all recyclable plastics they cannot generally be recycled into the same component parts, and there are likely fewer potential uses for the recycled plastic used in the Company's products than there were for the original raw materials. Therefore the Company would be expected to be contributing to an increasing supply of plastic needing to be recycled into fewer uses or simply an increasing amount of plastic, which although recyclable, may not be recycled. Similar factors have been the source of increasing environmental concern by some and increasing legislative and regulatory activity. The Company cannot predict the nature of future legislation, regulation or liability exposure which may evolve from these environmental concerns or the adverse impact it may have on the Company. The Company does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

LIABILITY INSURANCE

     The Company's proposed containers expose it to possible product liability claims if, among other things, the use of its proposed containers results in personal injury, death or property damage. There can be no assurance the Company will have sufficient resources to satisfy any liability resulting from such claims or will be able to cause its customers to indemnify or insure the Company against such claims. The Company intends to obtain additional product liability insurance prior to the commencement of commercial shipment of its products. There can be no assurance such insurance coverage will be adequate in terms and scope to protect the Company against material adverse effects in the event of a successful claim, or that such insurance will be renewed, or the Company will be able to acquire additional coverage when it deems it desirable to do so.

IMMEDIATE AND SUBSTANTIAL DILUTION

     To the extent that any warrants, options or other securities convertible into shares of Common Stock currently outstanding or subsequently granted to purchase shares of Common Stock are exercisable at a price less than the net tangible book value per share, there will be dilution upon the exercise of such securities to existing shareholders.

CONTROL BY PRESENT SHAREHOLDERS; POSSIBLE DEPRESSIVE EFFECT ON THE COMPANY'S SECURITIES

     The Company's officers and directors currently own 1,070,347 of the outstanding shares representing 16.5% of the currently outstanding Common Stock. The Company's officers and directors also have the right to acquire an additional 400,000 shares of Common Stock, which are reserved for issuance upon the exercise of existing options. Accordingly, if the Company's officers and directors exercised all of the options they currently hold, they could own up to 21.3% of the Company's outstanding Common. The price range for the officers' and directors' options is $1.00 to $3.38 per share. The concentration of ownership by the Company's officers and directors may discourage potential acquirers from seeking control of the Company through the purchase of Common Stock, and this possibility could have a depressive effect on the price of the Company's Securities.

DILUTIVE AND OTHER ADVERSE EFFECTS OF OUTSTANDING OPTIONS AND WARRANTS

     Under the terms of the options issued under the Company's 1996 Stock Plan, and other outstanding options and warrants, the holders thereof are given an opportunity to profit from a rise in the market price of the Common Stock with a resulting dilution in the interests of the other shareholders. The terms on which the Company may obtain additional financing may be adversely affected by the existence of such options and warrants. For example, the holders of the Warrants could exercise them at a time when the Company was attempting to obtain additional capital through a new offering of securities on terms more favorable than those provided by the Warrants.

POSSIBLE DEPRESSIVE EFFECT ON PRICE OF SECURITIES OF FUTURE SALES OF COMMON
STOCK

             The sale or other disposition of 3,018,891 of the currently outstanding shares of Common Stock is restricted by the Securities Act. Unless such sale is registered, these shares may only be sold in compliance with Rule 144 promulgated under the Securities Act or some other exemption from registration thereunder. Actual sales or the prospect of sales of Common Stock under Rule 144 or otherwise in the future may depress the prices of the Company's publicly traded securities or any market that may develop, and may also make it difficult for existing shareholders to sell the securities. All officers and directors and substantially all shareholders prior to the Company's initial public offering agreed not to offer, sell, assign, transfer, pledge or otherwise hypothecate without the prior written consent of Cohig & Associates, Inc., any of his/her securities of the Company for a period of 12 months from May 11, 1998. The sale or availability for sale of substantial amounts of Common Stock in the public market after May 11, 1999 could adversely affect the prevailing market price of the securities and could impair the Company's ability to raise additional capital through the sale of its equity securities.

POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK

     The Company's Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms, and all other rights, preferences and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and could be used by the Board of Directors as a means to prevent a change in control of the Company. Future issuances of preferred stock may provide for dividends, certain preferences in liquidation, as well as conversion rights. Such preferred stock issuances could make the possible takeover of the Company, or the removal of management of the Company, more difficult. The issuance of such preferred stock could discourage hostile bids for control of the Company in which shareholders could receive premiums for their Common Stock or Warrants, could adversely affect the voting and other rights of the holders of the Common Stock, or could depress the market price of the Common Stock or Warrants.

ANTI-TAKEOVER PROVISIONS; LIMITATION ON VOTING RIGHTS

     The Company's Amended and Restated Articles of Incorporation ("Articles") and its Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles also include provisions restricting shareholder voting rights. The Company's Articles include a provision prohibiting action by written consent of the shareholders. The Company's Articles provide that certain provisions of the Articles may only be amended by a vote of 66 2/3% of the shareholders. The Company's Articles also require that shareholders give advance notice to the Company of any nomination for election to the Board of Directors, or other business to be brought at any shareholders' meeting. This provision makes it more difficult for shareholders to nominate candidates to the Board of Directors who are not supported by management. In addition, the Articles require advance notice for shareholder proposals to be brought before a meeting of shareholders and requires the notice to specify certain information regarding the shareholder and the proposal. This provision makes it more difficult to implement shareholder proposals even if a majority of shareholders are in support thereof. Each of these provisions may also have the effect of deterring hostile take-overs or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company's Articles and Bylaws may represent a conflict of interest between management and the shareholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct. The Articles provide that the shareholders' right to cumulative voting will terminate automatically when the Company's shares are listed on the New York Stock Exchange ("NYSE") or the American Stock Exchange ("AMEX"), or if listed on the Nasdaq National Market System ("Nasdaq NMS") and the Company has at least 800 shareholders as of the record date for the most recent meeting of shareholders. Cumulative voting is currently in effect for the Company. When and if the Company so qualifies, the absence of cumulative voting may have the effect of limiting the ability of minority shareholders to effect changes in the Board of Directors and, as a result, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company.

     The Company's Articles also include a provision ("Fair Price Provision") requiring the approval of the holders of 66 2/3% of the Company's voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of the Company's voting stock (an "Interested Shareholder"), except in cases where the continuing directors approve the transaction or certain minimum price criteria and other procedural requirements are met. A "Continuing Director" is a director who is not affiliated with an Interested Shareholder and was elected prior to the time such Interested Shareholder became an Interested Shareholder, or any successor chosen by a majority of the Continuing Directors. The minimum price criteria generally require that, in a transaction in which shareholders are to receive payments, holders of Common Stock must receive a value equal to the highest price of: (i) the price paid by the Interested Shareholder for Common Stock during the prior two years; (ii) the Fair Market Value (as defined) at the time; or (iii) the amount paid in the transaction in which such person became an Interested Shareholder. In addition, such payment must be made in cash or in the type of consideration paid by the Interested Shareholder for the greatest portion of the Interested Shareholder's shares. The Company's Board of Directors believes the Fair Price Provision will help assure similar treatment for all of the Company's shareholders if certain kinds of business combinations are effected. However, the Fair Price Provision may make it more difficult to accomplish certain transactions potentially beneficial to shareholders, but opposed by the incumbent Board of Directors.

     The Company's Articles provide for a classified Board of Directors to automatically become effective when the Company's shares are listed on NYSE or AMEX, or if listed on Nasdaq NMS and the Company has at least 800 shareholders as of the record date for the most recent meeting of shareholders. The classified Board of Directors provisions, when and if effective, divides the Board of Directors into two or more classes of directors serving staggered two-year terms, with one director to be elected at each annual meeting of shareholders. The classification of directors would extend the time required to change the composition of the Board of Directors. The Common Shares and Warrants are listed on Nasdaq which results in no classified Board of Directors until potentially some time in the future.


NO DIVIDENDS

     The Company has never paid cash or other dividends on its Common Stock. It is the Company's intention to retain earnings, if any, to finance the operation and expansion of its business, and therefore, it does not expect to pay any cash dividends in the foreseeable future.

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ AND POSSIBLE MARKET ILLIQUIDITY

While the Company's Common Stock and Warrants are currently listed on Nasdaq there can be no assurance the Company will meet the criteria for continued listing of these securities on Nasdaq. Based on existing listing criteria, a Nasdaq listing will generally require the Company to have total assets (excluding goodwill) which are $2,000,000 in excess of its total liabilities, plus have a minimum public distribution of 500,000 shares of Common Stock with a minimum of 300 public holders of 100 shares or more, a minimum bid price of $1.00 per share, and aggregate market value of publicly held shares of $1,000,000. Nasdaq has recently promulgated new rules which make continued listing of companies on Nasdaq more difficult and Nasdaq has significantly increased its enforcement efforts with regard to Nasdaq listing standards. Removal from Nasdaq, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. Trading, if any, in the Common Stock would then be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. There is no assurance the Company will be successful in maintaining its listing.

DISCLOSURES RELATING TO LOW PRICED STOCKS; POSSIBLE RESTRICTIONS ON RESALE OF LOW PRICED STOCKS AND ON BROKER-DEALER SALES; POSSIBLE ADVERSE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S SECURITIES

     If the Common Stock and/or warrants (collectively "Securities") were delisted from Nasdaq at a time when the Company had net tangible assets of $2,000,000 or less, further transactions in the Securities would become subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the "Exchange Act"). Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with their spouse). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, this Rule could affect the ability of broker-dealers to sell the Securities, and may affect the ability of the Common Stock and Warrant holders to sell any of the Securities acquired in the secondary market.

     The Commission has adopted regulations which generally define a "penny stock" to be any security of a company that has a market price (as therein defined) less than $5.00 per share, or with an exercise price of less than $5.00 per share subject to certain exceptions, and which is not traded on any exchange or quoted on Nasdaq. For any transaction by broker-dealers involving a penny stock, unless exempt, the rules require delivery of a risk disclosure document relating to the penny stock market prior to a transaction in a penny stock. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

     The foregoing restrictions will not apply to the Securities if the Securities are listed on Nasdaq or another exchange, and have certain price and volume information provided on a current and continuing basis, or if the Company meets certain minimum net tangible asset requirements, or certain average annual revenue criteria over specific periods. There can be no assurance the Securities will continue to qualify for exemption from these restrictions. If the Securities were subject to these restrictions, the market liquidity for the Securities could be materially and adversely affected.

ITEM 2. PROPERTIES

     The Company leases approximately 42,000 square feet of space for its production facility located at 13250 Gregg Street, Poway, California, 92064. The lease has an initial term of five years with a renewal option to the Company for an additional three years. Base rent for the initial term is $0.445 per square foot (approximately $18,700 per month) with yearly increases of 4%. Base rent for the extension term is $0.56 per square foot (approximately $23,500 per month) with yearly increases of 4%. In addition, the lease calls for Ontro to establish a letter of credit for two years to the benefit of the landlord in an amount representing two years' rent.

    The Company has entered into a short-term sublease for approximately 10,000 square feet of its space, not currently needed for manufacturing purposes to an unrelated third party.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and one of its officers are defendants in a lawsuit filed by an individual (Timothy J. Lyons) in the Superior Court of the State of California for the County of San Diego. The complaint alleges that the Company agreed to guarantee Mr. Lyons a fixed allocation of the units sold by the underwriters in the Initial Public Offering, and the Company breeched this obligation when the underwriters sold Mr. Lyons a lessor amount. Management of the Company believes that the suit is without merit and intends to defend it vigorously. Although the outcome of this proceeding cannot be predicted with certainty, the Company's management believes that the outcome should not have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock and Common Stock Warrants are traded on the Nasdaq Small Cap Market under the symbols, "ONTR" and "ONTRW", respectively. The Company's Units sold as part of the initial public offering were separated into Common Stock and Warrants on May 11, 1998. The over-the-counter quotation provided reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not reflect actual transaction. The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq Small Cap Market for the periods indicated:


     BEGIN DATE              ENDING DATE               HIGH               LOW
     ----------              -----------               ----               ---
     May 12                  June 30                   $8.50              3.44
     July 1                  Sept 30                    4.88              1.25
     Oct 1                   Dec 31                     4.38              0.94

     During the last two fiscal years the Company did not declare or pay any cash dividends on its common stock. The Company currently plans to retain all of its earnings, if any, to support the development and expansion of its business, and has no present intention on paying any dividends on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW

Ontro, Inc. is engaged in the research and development of integrated thermal containers. The Company, through a wholly-owned subsidiary, has worldwide rights to patented and patent pending products and technology for self-heating and self-cooling containers. The Company plans on licensing its integrated thermal containers to food, beverage, and container manufacturers who will manufacture, market, and sell the containers under their own brand names or to third parties. At this time the Company is still in its development stage with no commercially available products and there can be no assurance that the Company will successfully develop, manufacture, and market its proprietary containers or technologies.

The Company has never generated any revenue from product sales or through licensing agreements and has relied on public and private equity financing as well as bridge loans. The Company has been unprofitable since its inception and expects to incur additional operating losses in 1999. As of December 31, 1998, the Company's accumulated deficit was $6.5 million.


RESULTS OF OPERATIONS

The Company incurred losses of $2,691,700, or $0.51 per share, and $2,167,000, or $0.75 per share, for the years ended December 31, 1998 ("1998") and December 31, 1997 ("1997"), respectively.

Research and development costs increased $174,100 to $754,200 in 1998 compared to $580,100 in 1997. This increase is due to increased salaries, the addition of new employees, temporary help to manufacture and assemble containers to continue the Company's development of its manufacturing capabilities, the use of additional materials and supplies for research and development activities and increased equipment rentals.

The Company's marketing, general and administrative expenses increased $636,500 to $2,048,500 in 1998 compared to $1,412,000 in 1997. This increase is due to increases in employee salaries, the hiring of additional employees, additional marketing activities, increased consulting fees including compensation for a stock option grant, as well as an overall increase in corporate expenses due to increased business activities of the Company.

Interest expense was $259,100 in 1998 compared to $179,900 in 1997. The increase was due in part to the recognition of $94,300 from the re-negotiation of certain bridge loan warrants. Subsequent to the Company's Initial Public Offering ("IPO") all loans were repaid as well as certain of the Company's capital lease obligations.

Interest income increased from $5,000 in 1997 to $370,100 in 1998 due to investment of proceeds from the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of its equity securities as well as bridge financing. As of December 31, 1998, the Company's cash and cash equivalents and investments totaled approximately $9.3 million.

Primary uses of cash during the year included $3,690,600 for the Company's operations and working capital requirements, patent costs of $253,300, repayment of debt of approximately $2.1 million, payments on capital lease obligations of $103,800, the acquisition of IHI for $481,200, and purchase of equipment and leasehold improvements of $934,800. The Company plans to continue its policy of investing excess funds in short- and long-term, investment-grade, interest-bearing instruments.

The Company's future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 12 to 18 months at its anticipated level of operations. However, the Company may seek additional funding during the next 18 months and could seek additional funding after such time. There can be no assurance any additional funding will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its production development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities.

The Company anticipates that the adoption of SFAS Nos. 132 and 133 will not have a significant effect of the financial position, results of operations or liquidity of the Company.

The AICPA Accounting Standards Executive Committee recently issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for the fiscal years beginning after December 15, 1998. The adoption of this SOP is expected to have no material impact on the Company's financial position or results of operations.

YEAR 2000 COMPLIANCE

The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly.

The Company is in the process of developing a program to address year 2000 issues and anticipates such program to be completed by the end of the second quarter of 1999. The Company does not believe the costs required to address year 2000 issues will be material and that the program should be completely implemented by the end of the third quarter of 1999. The Company recently purchased and installed hardware and software to manage its information technology. The Company believes such technology is year 2000 compliant. In addition, the Company has non-information technology in the form of manufacturing equipment. As the Company placed orders for equipment in its manufacturing and research and development facility, the Company required from the manufacturers, assurances that such equipment is year 2000 compatible.

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

Recent SEC guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenario. The Company believes that the most likely worst case scenario is that the Company will experience manufacturing delays because of infrastructure failures or delays from suppliers. The Company anticipates that a contingency plan addressing the worst case scenario will be completed by the end of the second quarter of 1999.

ITEM 7. FINANCIAL STATEMENTS


                                   ONTRO, INC.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                Page

Independent Auditors' Report                                                                                      2

Consolidated Balance Sheets
     December 31, 1997 and 1998                                                                                   3

Consolidated Statements of Operations:
     For the years ended December 31, 1997 and 1998
     Period from inception (November 8, 1994) to December 31, 1998                                                4

Consolidated Statements of Shareholders' Equity (Deficit):
     Period from inception (November 8, 1994) to December 31, 1998                                                5

Consolidated Statements of Cash Flows:
     For the years ended December 31, 1997 and 1998
     Period from inception (November 8, 1994) to December 31, 1998                                                7

Notes to Consolidated Financial Statements                                                                        8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Ontro, Inc.:


We have audited the consolidated financial statements of Ontro, Inc. and subsidiary (a development stage enterprise) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ontro, Inc. and subsidiary (a development stage enterprise) as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998 and for the period from November 8, 1994 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.



San Diego, California
February 12, 1999

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

                           December 31, 1997 and 1998



                                                                         1997              1998
                                                                     ------------      ------------
                                          ASSETS

Current assets:
     Cash and cash equivalents                                       $      5,100         6,279,000
     Investments held to maturity                                            --           2,009,400
     Prepaid expenses and other current assets                              9,800           222,000
                                                                     ------------      ------------

                 Total current assets                                      14,900         8,510,400

Investments held to maturity                                                 --           1,026,700
Property and equipment, net                                               398,900         1,246,700
Deferred offering costs                                                   349,300              --
Deferred financing costs                                                   61,100              --
Deposits and other assets                                                  62,500         1,194,300
Intangible assets, net                                                      8,500           348,500
                                                                     ------------      ------------
                                                                     $    895,200        12,326,600
                                                                     ------------      ------------
                                                                     ------------      ------------

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accrued expenses                                                $    449,000           519,600
     Accrued interest                                                     103,700              --
     Current portion of capital lease obligations                          44,100            16,100
     Notes payable                                                      1,395,000              --
                                                                     ------------      ------------
                 Total current liabilities                              1,991,800           535,700

Capital lease obligations, excluding current portion                      100,900            25,100
                                                                     ------------      ------------

                 Total liabilities                                      2,092,700           560,800
                                                                     ------------      ------------

Shareholders' equity (deficit):
     Preferred stock, no par value, 5,000,000 shares authorized,
        no shares issued                                                     --                --
     Common stock, no par value, 20,000,000 shares authorized,
        3,089,478 and 6,489,478 shares issued and outstanding in
        1997 and 1998, respectively                                     2,047,200        17,471,600
     Additional paid-in capital                                           965,600           808,300
     Deficit accumulated during the development stage                  (3,812,000)       (6,503,700)
     Deferred compensation                                               (398,300)          (10,400)
                                                                     ------------      ------------
                 Total shareholders' equity (deficit)                  (1,197,500)       11,765,800
                                                                     ------------      ------------
Commitments and contingencies

                                                                     $    895,200        12,326,600
                                                                     ------------      ------------
                                                                     ------------      ------------

See accompanying notes to consolidated financial statements.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations



                                                                                                                FROM
                                                                                                              INCEPTION
                                                                                                            (NOVEMBER 8,
                                                                                                              1994) TO
                                                                      YEAR ENDED DECEMBER 31,                DECEMBER 31,
                                                                    1997                  1998                  1998
                                                              ------------------    ------------------    ------------------

Operating expenses:
     Marketing, general and administrative                $       1,412,000             2,048,500             4,777,000
     Research and development                                       580,100               754,200             1,638,100
                                                              ------------------    ------------------    ------------------
                 Total operating expenses                         1,992,100             2,802,700             6,415,100
                                                              ------------------    ------------------    ------------------
Other expense (income):
     Interest expense                                               179,900               259,100               463,700
     Interest income                                                 (5,000)             (370,100)             (375,100)
                                                              ------------------    ------------------    ------------------
                 Total other expense (income)                       174,900              (111,000)               88,600
                                                              ------------------    ------------------    ------------------
                 Net loss                                 $       2,167,000             2,691,700             6,503,700
                                                              ------------------    ------------------    ------------------
                                                              ------------------    ------------------    ------------------
                 Basic and diluted net loss per share     $           (0.75)                (0.51)
                                                              ------------------    ------------------
                                                              ------------------    ------------------



See accompanying notes to consolidated financial statements.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

            Consolidated Statements of Shareholders' Equity (Deficit)



                                                                                                        DEFICIT
                                                                                                       ACCUMULATED
                                                                      COMMON STOCK         ADDITIONAL  DURING THE
                                                                ------------------------    PAID-IN    DEVELOPMENT     DEFERRED
                                                     DATE        SHARES         AMOUNT      CAPITAL       STAGE       COMPENSATION
                                                --------------  -----------   ----------   ----------  -----------    -------------
Balance at November 8, 1994 (inception)                                --     $       --          --          --           --
Issuance of common stock at $.032 per share         12/94       1,088,200         35,000          --          --           --
Net loss                                                               --             --          --     (12,500)          --
                                                                -----------   ----------  ----------  -----------    -------------

Balance at December 31, 1994                                    1,088,200         35,000          --     (12,500)          --
Issuance of common stock at $.032 per share          5/95         177,100          5,700          --          --           --
Issuance of common stock at $.889 per share      6/95 - 12/95      98,400         87,500          --          --           --
Net loss                                                               --             --          --    (164,100)          --
                                                                -----------   ----------  ----------  -----------    -------------

Balance at December 31, 1995                                    1,363,700        128,200          --    (176,600)          --
Issuance of common stock at $.699 per share      9/96 - 10/96   1,001,800        700,000          --          --           --
Issuance of common stock at $.71 per share
     for services                                   10/96          42,200         29,900          --          --           --
Issuance of common stock at $.889 per share      1/96 - 6/96      119,500        106,300          --          --           --
Issuance of common stock at $.889 per share
     for services                                1/96 - 7/96       59,100         52,500          --          --           --
Issuance of common stock at $.889 per share
     in exchange for loan guarantees              6/96, 7/96      140,600        125,000          --          --           --
Fair value of detachable warrants on debt           12/96              --             --       7,000          --           --
Issuance of stock options                                              --             --     785,000          --     (405,700)
Net loss                                                               --             --          --  (1,468,400)          --
                                                                -----------   ----------  ----------  -----------    -------------

Balance at December 31, 1996                                    2,726,900      1,141,900     792,000  (1,645,000)    (405,700)
Fair value of detachable warrants on debt        1/97 - 5/97           --             --      94,500          --           --
Issuance of stock options to nonemployees            2/97              --             --      16,400          --      (16,400)
Exercise of stock options                         3/97, 7/97       17,000         12,000          --          --           --
Issuance of common stock and warrants                5/97         222,222        444,400      55,600          --           --
Issuance of common stock at $2 per share for
     services                                     6/97, 8/97        8,000         16,000          --          --           --
Issuance of common stock at $3.13 per share          9/97          31,949        100,000          --          --           --
Issuance of common stock at $3.13 per share         10/97          12,820         40,000          --          --           --
Issuance of common stock and warrants at
     $4.25 per unit                                 10/97          70,587        292,900       7,100          --           --
Compensation related to grant of stock options                         --             --          --          --       23,800
Net loss                                                               --             --          --  (2,167,000)          --
                                                                -----------   ----------  ----------  -----------    -------------
Balance at December 31, 1997, carried forward                   3,089,478      2,047,200     965,600  (3,812,000)    (398,300)


                                                             TOTAL
                                                          STOCKHOLDERS'
                                                             EQUITY
                                                           (DEFICIT)
                                                     -------------------

Balance at November 8, 1994 (inception)                          --
Issuance of common stock at $.032 per share                  35,000
Net loss                                                    (12,500)
                                                     -------------------

Balance at December 31, 1994                                 22,500
Issuance of common stock at $.032 per share                   5,700
Issuance of common stock at $.889 per share                  87,500
Net loss                                                   (164,100)
                                                     -------------------

Balance at December 31, 1995                                (48,400)
Issuance of common stock at $.699 per share                 700,000
Issuance of common stock at $.71 per share
     for services                                            29,900
Issuance of common stock at $.889 per share                 106,300
Issuance of common stock at $.889 per share
     for services                                            52,500
Issuance of common stock at $.889 per share
     in exchange for loan guarantees                        125,000
Fair value of detachable warrants on debt                     7,000
Issuance of stock options                                   379,300
Net loss                                                 (1,468,400)
                                                     -------------------

Balance at December 31, 1996                               (116,800)
Fair value of detachable warrants on debt                    94,500
Issuance of stock options to nonemployees                        --
Exercise of stock options                                    12,000
Issuance of common stock and warrants                       500,000
Issuance of common stock at $2 per share for
     services                                                16,000
Issuance of common stock at $3.13 per share                 100,000
Issuance of common stock at $3.13 per share                  40,000
Issuance of common stock and warrants at
     $4.25 per unit                                         300,000
Compensation related to grant of stock options               23,800
Net loss                                                 (2,167,000)
                                                     -------------------
Balance at December 31, 1997, carried forward            (1,197,500)

                                                              (Continued)

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

            Consolidated Statements of Shareholders' Equity (Deficit)





                                                                                        COMMON STOCK             ADDITIONAL
                                                                  ----------------------------------------        PAID-IN
                                                   DATE                SHARES                AMOUNT               CAPITAL
                                                 --------------   ------------------   -------------------   -------------------
Balance at December 31, 1997, brought forward                         3,089,478     $       2,047,200               965,600
Compensation related to modification of
     detachable warrants on debt                   2/98                      --                    --                94,300
Cancellation of stock options                      3/98                      --                    --              (378,000)
Issuance of common stock and warrants
     at $5.50 per unit, net of issuance costs      5/98               3,400,000            15,424,400               340,000
Return of equity to IHI shareholders               5/98                      --                    --              (397,900)
Issuance of stock options to a nonemployee         9/98                      --                    --               137,000
Issuance of warrants, net of issuance costs        7/98                      --                    --                47,300
Compensation related to grant of stock options                               --                    --                    --
Net loss                                                                     --                    --                    --
                                                                  ------------------   -------------------   -------------------
Balance at December 31, 1998                                          6,489,478     $      17,471,600               808,300
                                                                  ------------------   -------------------   -------------------
                                                                  ------------------   -------------------   -------------------


                                                                       DEFICIT
                                                                     ACCUMULATED                                   TOTAL
                                                                     DURING THE                                STOCKHOLDERS'
                                                                     DEVELOPMENT            DEFERRED               EQUITY
                                                                        STAGE             COMPENSATION           (DEFICIT)
                                                                  ------------------    ------------------   -------------------
Balance at December 31, 1997, brought forward                        (3,812,000)             (398,300)           (1,197,500)
Compensation related to modification of
     detachable warrants on debt                                             --                    --                94,300
Cancellation of stock options                                                --               378,000                    --
Issuance of common stock and warrants
     at $5.50 per unit, net of issuance costs                                --                    --            15,764,400
Return of equity to IHI shareholders                                         --                    --              (397,900)
Issuance of stock options to a nonemployee                                   --                    --               137,000
Issuance of warrants, net of issuance costs                                  --                    --                47,300
Compensation related to grant of stock options                               --                 9,900                 9,900
Net loss                                                             (2,691,700)                   --            (2,691,700)
                                                                  ------------------    ------------------   -------------------
Balance at December 31, 1998                                         (6,503,700)              (10,400)           11,765,800
                                                                  ------------------    ------------------   -------------------
                                                                  ------------------    ------------------   -------------------

See accompanying notes to consolidated financial statements.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows


                                                                                                                        FROM
                                                                                                                      INCEPTION
                                                                                                                    (NOVEMBER 8,
                                                                                                                      1994) TO
                                                                                                                    DECEMBER 31,
                                                                                1997              1998                  1998
                                                                          --------------    ------------------    ------------------

Cash flows from operating activities:
     Net loss                                                          $     (2,167,000)       (2,691,700)           (6,503,700)
     Adjustments to reconcile net loss to net cash used in operating activities, excluding effect of acquisition:
           Depreciation and amortization                                        115,100            97,800               240,600
           Amortization of deferred financing costs                              40,400           155,400               195,800
           Issuance of common stock for services                                 16,000                --               223,400
           Compensation for stock options and certain warrants                   23,800           146,900               550,000
           Increase in prepaid expenses and other current assets                 (7,300)         (212,200)             (222,000)
           Increase in deposits and other assets                                (48,900)       (1,131,800)           (1,194,300)
           Increase (decrease) in accrued expenses                              344,200           (55,100)              497,600
                                                                          --------------    ------------------    ------------------
                 Net cash used in operating activities                       (1,683,700)       (3,690,700)           (6,212,600)
                                                                          --------------    ------------------    ------------------

Cash flows from investing activities:
     Acquisition of business                                                         --          (481,200)             (481,200)
     Intangible assets                                                           (4,700)         (253,300)             (267,000)
     Purchase of property and equipment and leasehold improvements             (172,200)         (934,800)           (1,283,100)
     Purchase of investments held to maturity                                        --       (10,351,900)          (10,351,900)
     Proceeds from sale of investments held to maturity                              --         7,323,600             7,323,600
                                                                          --------------    ------------------    ------------------
                 Net cash used in investing activities                         (176,900)       (4,697,600)           (5,059,600)
                                                                          --------------    ------------------    ------------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock and warrants                    952,000        16,161,000            18,047,400
     Deferred offering costs                                                   (349,300)               --              (349,300)
     Proceeds from notes payable                                              1,285,000           710,000             2,105,000
     Payments on notes payable                                                       --        (2,105,000)           (2,105,000)
     Payments on capital lease obligations                                      (34,000)         (103,800)             (146,900)
                                                                          --------------    ------------------    ------------------
                 Net cash provided by financing activities                    1,853,700        14,662,200            17,551,200
                                                                          --------------    ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                             (6,900)        6,273,900             6,279,000
Cash and cash equivalents, beginning of period                                   12,000             5,100                    --
                                                                          --------------    ------------------    ------------------
Cash and cash equivalents, end of period                               $          5,100         6,279,000             6,279,000
                                                                          --------------    ------------------    ------------------
                                                                          --------------    ------------------    ------------------

Supplemental disclosure of cash flow information - cash paid
     during the period for interest                                    $         35,700           207,400               224,800

Supplemental disclosure of noncash transactions:
     Equipment acquisitions under capital lease                                  52,100                --               205,000
     Warrants issued in connection with debt                                     94,500                --               101,500

Detail of acquisition:
     Patents acquired                                                                --           105,300               105,300
     Liabilities assumed                                                             --           (22,000)              (22,000)
     Return of equity to IHI shareholders                                            --           397,900               397,900
                                                                          --------------    ------------------    ------------------
                 Cash paid for acquisition                             $             --           481,200               481,200
                                                                          --------------    ------------------    ------------------
                                                                          --------------    ------------------    ------------------

See accompanying notes to consolidated financial statements.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


(1)    NATURE OF OPERATIONS

       Ontro, Inc. (Ontro or the Company) (formerly Self-Heating Container Corporation of California), was incorporated on November 8, 1994 under the laws of the state of California. Through the Company's acquisition of Insta-Heat, Inc. (IHI) in March 1998 (Note 9), Ontro has exclusive worldwide rights to produce, market, and distribute a self-heating container.

       The Company is a development stage enterprise. Accordingly, the Company's operations have been directed primarily toward raising capital, developing business strategies, research and development, establishing sources of supply, acquiring operating assets, initial production, and recruiting personnel. The Company commenced operations during 1994. Operations prior to January 1, 1995 were not significant.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLE OF CONSOLIDATION

              The consolidated financial statements include the financial statements of Ontro, Inc. and its wholly owned subsidiary Insta-Heat, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)    CASH EQUIVALENTS

              Cash equivalents of $4,711,100 at December 31, 1998 consist of money market funds and U.S. Treasury securities with an initial term of less than 3 months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       (c)    INVESTMENT SECURITIES

              Investment securities at December 31, 1998 consist of debentures and commercial paper. The Company classifies its debt securities as held-to-maturity. Held-to-maturity securities are securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

       (d)    PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost with depreciation provided using the straight-line method over the estimated useful lives of such assets, which range from 3 to 10 years. Equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset. Capital lease amortization is included in depreciation and amortization expense.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


       (e)    INTANGIBLE ASSETS

              Intangible assets consist principally of patents and are carried at cost less accumulated amortization. Costs are amortized on a straight-line basis over an estimated useful life ranging from 4 to 16 years. Accumulated amortization at December 31, 1997 and 1998 was $5,200 and $17,700, respectively.

       (f)    STOCK-BASED COMPENSATION

              The Company's stock option plan is accounted for under Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and the Company makes pro forma footnote disclosures of the Company's operating results as if the Company had adopted the fair value method under Statement of Financial Accounting Standards Board (SFAS) No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION.

       (g)    RESEARCH AND DEVELOPMENT COSTS

              Research and development costs are expensed in the period incurred.

       (h)    INCOME TAXES

              Until September 1996, the Company's shareholders elected to have the Company be treated as an S Corporation in which all income, losses and credits passed through to the shareholders to be reported on their personal tax returns. Thus, no deferred federal taxes were provided since the Company was not liable for federal income taxes, and state deferred taxes were immaterial. In September 1996, the Company became a C Corporation.

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (i)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


       (j)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying amounts of cash and cash equivalents, other current assets, and accrued expenses approximate fair values due to the short-term nature of these instruments. The carrying amount of the notes payable at December 31, 1997 is a reasonable estimate of fair value as terms of the notes payable are substantially similar to terms which could be obtained by the Company from similar parties.

       (k)    NET LOSS PER SHARE

              Net loss per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share (EPS) excludes the dilutive effects of options, warrants and other potentially dilutive instruments. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Options, warrants, and other potentially dilutive instruments are excluded from the computation of diluted EPS if their effect is anti-dilutive


                                                          YEAR ENDED DECEMBER 31,
                                                        --------------------------
                                                            1997           1998
                                                        -----------     ----------
Numerator:
    Net loss                                            $(2,167,000)    (2,691,700)
                                                        -----------     ----------
                                                        -----------     ----------

Denominator:
    Denominator for basic and diluted EPS -
      weighted-average shares outstanding                 2,896,876      5,259,889
                                                        -----------     ----------
                                                        -----------     ----------
Basic and diluted net loss per share                    $     (0.75)         (0.51)
                                                        -----------     ----------
                                                        -----------     ----------


              Options and warrants totaling 1,187,428 and 5,576,252 shares were excluded from the computations of net loss per share for the years ended December 31, 1997 and 1998, respectively, as their effect is anti-dilutive.

       (l)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (m)    RECLASSIFICATIONS

              Certain reclassifications have been made to certain prior year balances in order to conform with current year presentation.

(3)    PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1997 and 1998 consists of the following:



                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


                                                                               1997                   1998
                                                                        --------------------   -------------------
      Machinery and equipment                                        $           377,700                506,800
      Molds                                                                       93,200                175,900
      Office equipment                                                            45,200                 69,200
      Leasehold improvements                                                      20,300                708,800
      Transportation equipment                                                        --                 10,500
                                                                        --------------------   -------------------
                                                                                 536,400              1,471,200
      Less accumulated depreciation and amortization                            (137,500)              (224,500)
                                                                        --------------------   -------------------
                                                                     $           398,900              1,246,700
                                                                        --------------------   -------------------
                                                                        --------------------   -------------------


(4)    INVESTMENTS HELD TO MATURITY

       The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity securities by major security type and class of security at December 31, 1998 was as follows:


                                                             GROSS UNREALIZED       GROSS UNREALIZED
                                          AMORTIZED            HOLDING GAINS         HOLDING LOSSES
                                             COST                                                             FAIR VALUE
                                      -------------------   --------------------   --------------------   -------------------
      Debentures                   $         2,047,600                    --                 (3,900)             2,043,700
      Commercial paper                         988,500                 1,700                     --                990,200
                                      -------------------   --------------------   --------------------   -------------------
                                   $         3,036,100                 1,700                 (3,900)             3,033,900
                                      -------------------   --------------------   --------------------   -------------------
                                      -------------------   --------------------   --------------------   -------------------


       Maturities of debt securities classified as held-to-maturity were as follows at December 31, 1998:


                                                                    AMORTIZED                FAIR
                                                                      COST                   VALUE
                                                               --------------------   --------------------
      Due in 1 year or less                                 $         2,009,400              2,006,400
      Due after 1 year through 2 years                                1,026,700              1,027,500
                                                               --------------------   --------------------
                                                            $         3,036,100              3,033,900
                                                               --------------------   --------------------
                                                               --------------------   --------------------

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


(5)    INCOME TAXES

       Income tax expense for the years ended December 31, 1997 and 1998 differs from the amount computed by applying the federal statutory rate of 34% as follows:


                                                                         1997                   1998
                                                                  -------------------    -------------------
      Computed at federal statutory rate                       $          (736,800)              (915,200)
      State tax                                                           (126,500)              (223,600)
      Change in the valuation allowance                                    835,000              1,158,000
      Nondeductible expenses                                                25,900                 11,200
      Other, net                                                             2,400                (30,400)
                                                                  -------------------    -------------------
                                                               $                 --                      --
                                                                  -------------------    -------------------
                                                                  -------------------    -------------------


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1998 are as follows:


                                                                         1997                   1998
                                                                  -------------------    -------------------
      Deferred tax assets:
          Deferred financing costs                                   $          --                 26,100
          Compensation expense                                                  --                 85,300
          Accrued vacation                                                      --                 22,800
          Deferred compensation                                                 --                 18,000
          Net operating loss carryforwards                               1,068,700              2,125,700
                                                                  -------------------    -------------------
                    Total gross deferred tax assets                      1,068,700              2,277,900

      Valuation allowance                                                1,061,300              2,226,700
                                                                  -------------------    -------------------
                    Net deferred tax assets                                  7,400                 51,200
                                                                  -------------------    -------------------
      Deferred tax liabilities:
          Property and equipment due to differences in
            depreciation                                                     7,400                 21,200
          Software development costs                                            --                 26,600
          Other                                                                 --                  3,400
                                                                  -------------------    -------------------
                    Total deferred tax liabilities                           7,400                 51,200
                                                                  -------------------    -------------------
                    Net deferred income taxes                        $          --                     --
                                                                  -------------------    -------------------
                                                                  -------------------    -------------------

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the historical losses incurred to date and the uncertainty of the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

       At December 31, 1998, the Company had available net operating loss carryforwards of approximately $4,971,600 for Federal income tax reporting purposes which begin to expire in 2011. The net operating loss carryforwards for state purposes, which begin to expire in 2001, approximate Federal net operating loss carryforwards.

       In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control will be limited.

(6)    LEASES

       The Company leases office and plant facilities in Poway, California and office and plant equipment under noncancelable operating lease agreements that expire at various dates during the next five years. The Company also maintains capital leases on equipment. Assets recorded under capital leases had a total cost of $206,200, less accumulated amortization of $53,000 as of December 31, 1997 and $77,200, less accumulated amortization of $25,200 as of December 31, 1998, and are included in property and equipment in the accompanying balance sheet.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1998 are as follows:


                                                                                  CAPITAL            OPERATING
                                                                                   LEASE               LEASE
                                                                             ------------------   -----------------
            YEAR ENDING DECEMBER 31,
                1999                                                        $        20,900              336,800
                2000                                                                 13,600              334,800
                2001                                                                 13,600              334,800
                2002                                                                  2,200              334,800
                2003                                                                     --              334,800
                                                                             ------------------   -----------------
            Total minimum lease commitments                                          50,300       $     1,676,000
                                                                                                  -----------------
                                                                                                  -----------------
            Less amount representing interest (at rates ranging
                from 9.9% to 19.0%)                                                  (9,100)
                                                                             ------------------
            Present value of future minimum capital lease obligations
                                                                                     41,200
            Less current portion of capital lease obligations                       (16,100)
                                                                             ------------------
            Capital lease obligations, excluding current portion             $       25,100
                                                                             ------------------
                                                                             ------------------


       Rent expense was $50,900 and $81,400 for the years ended December 31, 1997 and 1998, respectively.

(7)    NOTES PAYABLE

       During 1996 and 1997, the Company obtained loans from bridge lenders (Bridge Loans) with an interest rate of 10% per annum and accrued principal and interest due at the earlier of 5 days after the completion of an initial public offering (IPO) by the Company or 24 months. Attached to these loans were warrants to purchase 230,000 shares of common stock of the Company at a price of $1.00 per share (Note 8). One loan for $55,000 from a related party, also included a provision which allowed the Company, at its discretion, to convert the amount of principal and interest owed to common stock in the event of an IPO based on a price per share which was 50% of the IPO price.

       During 1997 and 1998, the Company borrowed a total of $860,000 from investors. These loans included interest rates ranging from 10% to 12% per annum with accrued principal and interest due the earlier of 120 days or 5 days after the completion of an IPO by the Company.

       In May 1998, with proceeds from the Company's IPO (Note 8), the Company repaid all debt outstanding including principal and interest.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


(8)    SHAREHOLDERS' EQUITY

       (a)    PREFERRED STOCK

              The Company has 5,000,000 shares of preferred stock authorized for issuance with no par value. No shares have been issued.

       (b)    PUBLIC OFFERING

              In May 1998, the Company completed an IPO of 3,400,000 units consisting of one share of common stock and a warrant to purchase one share of common stock of the Company at an IPO price of $5.50 per unit. Prior to the IPO, there was no public market for the Company's common stock. The net proceeds of the offering, after deducting applicable underwriting discounts and offering expenses, were $15.8 million. The Company used approximately $2.1 million of the net proceeds to repay outstanding debt.

       (c)    STOCK INCENTIVE PLANS

              During the year ended December 31, 1996, the Board of Directors adopted an incentive stock option plan for executives and key employees (the Plan). The Plan authorizes the granting of options to purchase shares of the Company's common stock. Options vest evenly over 3 to 4 years from the date of grant. Options expire 10 years after the date of grant, or at the employee's termination date, if earlier. The number of shares authorized for the Plan is 545,400. At December 31, 1998, there were 52,400 shares available for grant under the Plan.

              Using the Black-Scholes option-pricing model, the Company determined that the per share weighted-average fair value of stock options granted under the Plan during 1997 was $0.47 and during 1998 was $1.62 on the dates of grant. The following weighted-average assumptions were included in this method: 1997 - no expected dividend yield, volatility rate of 37.5%, risk-free interest rate of 6.0%, and an expected life of 4 years; 1998 - no expected dividend yield, volatility rate of 142.9%, risk-free interest rate of 4.66%, and an expected life of 4 years.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


              The following is a summary of the Plan's activity for the years ended December 31, 1997 and 1998:



                                                                               NUMBER           WEIGHTED AVERAGE
                                                                             OF SHARES           EXERCISE PRICE
                                                                          ------------------   ------------------
             Outstanding at January 1, 1997                                        120,000     $     1.00
             Exercised                                                             (12,000)          1.00
             Granted                                                                 5,000           3.00
                                                                          ------------------   ------------------
             Outstanding at December 31, 1997                                      113,000           1.09
             Granted                                                               190,000           1.88
                                                                          ------------------   ------------------
             Outstanding at December 31, 1998                                      303,000     $     1.69
                                                                          ------------------   ------------------
                                                                          ------------------   ------------------
             Exercisable at December 31, 1998                                       93,338     $     1.33
                                                                          ------------------   ------------------
                                                                          ------------------   ------------------

              The range of exercise prices and weighted-average remaining contractual life for options outstanding as of December 31, 1998 was $1.00 - $3.00 and approximately 6 years, respectively.

              In September 1998, the Company adopted an Executive Performance Bonus Plan under which 190,000 performance share awards were granted to officers and certain key employees. All of the performance awards remained outstanding as of December 31, 1998. These performance awards vest on July 1, 1999 upon the attainment of performance goals as described in the Executive Performance Bonus Plan. The performance shares are earned if certain manufacturing, licensing and cash retention objectives are attained. No compensation expense has been recorded to date related to these awards as the Company does not expect to meet the performance criteria.

              The Company applies APB Opinion No. 25 in accounting for its stock option grants to employees and directors of the Company and, accordingly, no compensation cost has been recognized in the financial statements for such options. Had the Company determined compensation cost for its stock options based on the fair value at the grant date under SFAS No. 123, the Company's net loss for the years ended December 31, 1997 and 1998 would have been increased to the pro forma amounts indicated below:


                                                                                    1997                 1998
                                                                              -----------------    ------------------
             Net loss, as reported                                            $     (2,167,000)          (2,691,700)
             Pro forma net loss                                                     (2,195,800)          (2,866,300)
             Pro forma basic and diluted net loss per share                          (0.76)               (0.54)

              Pro forma net loss reflects only options granted since December 31, 1995. Pro forma net loss stated in accordance with SFAS No. 123 may not be representative of the effects on reported net loss in future years.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


       (d)    NON-QUALIFIED STOCK OPTIONS

              During the year ended December 31, 1997, the Board of Directors granted and the shareholders approved 55,000 stock options outside the Plan at a price range of $2.50 - $5.00 with vesting terms ranging from immediate to 25% per year to nonemployees and a director. The Company recognized $23,800 of compensation expense to nonemployees relating to all options previously granted during the year ended December 31, 1997 and deferred $10,600 of compensation expense for nonemployee options granted in 1997 that had not vested as of December 31, 1997. Using the Black-Scholes option-pricing model, the Company determined that the per share weighted-average fair value of stock options granted during the year ended December 31, 1997 was $0.37 on the date of grant. The following weighted-average assumptions were included in this method for 1997: no expected dividend yield, volatility rate of 37.5%, risk-free interest rate of 6.0%, and an expected life ranging from 3 to 5 years.

              During the year ended December 31, 1998, the Board of Directors granted 290,000 stock options outside the Plan at a price range of $1.50 - $3.38 with vesting terms ranging from immediate to 20% per year to a nonemployee and certain directors. The Company recognized $146,900 of compensation expense to nonemployees related to all options previously granted during the year ended December 31, 1998. Using the Black-Scholes option-pricing model, the Company determined that the per share weighted-average fair value of nonemployee options granted during the year ended December 31, 1998 was $1.37 on the date of grant. The following weighted average assumptions were included in this method for 1998: no expected dividend yield, volatility rate of 104.6%, risk free interest rate of 4.66%, and an expected life of 4 years.

              The following is a summary of nonqualified stock option activity for the year ended December 31, 1997 and 1998.


                                                                                                      WEIGHTED-AVERAGE
                                                                               NUMBER OF SHARES        EXERCISE PRICE
                                                                              -------------------    -------------------
             Outstanding at January 1, 1997                                            672,665       $      0.48
             Exercised                                                                  (5,000)             0.001
             Granted                                                                    55,000              3.18
                                                                              -------------------    -------------------
             Outstanding at December 31, 1997                                          722,665              0.69

             Canceled                                                                  (10,000)             5.00
             Granted                                                                   290,000              2.34
                                                                              -------------------    -------------------
             Outstanding at December 31, 1998                                        1,002,665       $      1.13
                                                                              -------------------    -------------------
                                                                              -------------------    -------------------

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


              The following table summarizes information about nonqualified stock options outstanding at December 31, 1998:


                                                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                   ----------------------------------------------------    --------------------------------
                                       NUMBER          WEIGHTED-AVERAGE    WEIGHTED-          NUMBER          WEIGHTED-
                    RANGE OF        OUTSTANDING AT        REMAINING         AVERAGE       EXERCISABLE AT       AVERAGE
                    EXERCISE         DECEMBER 31,        CONTRACTUAL        EXERCISE        DECEMBER 31,       EXERCISE
                     PRICES             1998                LIFE              PRICE            1998              PRICE
                 ---------------   -----------------    ---------------    ------------    ----------------   -------------
                 $   0.001             537,665              1 year      $       0.001            537,665   $       0.001
                  1.50 - 2.50          340,000             4 years              2.11             195,000           2.18
                  3.00 - 3.38          125,000             6 years              3.30               6,250           3.00


       (e)    WARRANTS

              In conjunction with obtaining bridge loan financing during 1996 and 1997 (Note 7), the Company granted warrants to purchase 20,000 and 210,000 shares of common stock, respectively, at an exercise price of $1.00 per share. Using a prescribed valuation method of SFAS No. 123, the Company determined, based upon an independent appraisal, that the per share weighted-average value of the warrants granted during 1996 was $0.35 on the date of grant and these warrants were deemed to have an aggregate fair value of $7,000. Using a prescribed valuation method of SFAS No. 123, the Company determined that the per share weighted-average value of the warrants granted during 1997 was $0.45 on the date of grant and these warrants were deemed to have an aggregate fair value of $94,500. The Black-Scholes option-pricing model used to value these warrants assumed the following: no expected dividend yield, volatility rate of 37.5%, risk-free interest rate of 6.0%, and an expected life of 2 years.

              In February and March of 1998, the bridge loan lenders agreed to modifications in their loan agreements including an increase in the exercise price of the attached bridge loan warrants from $1.00 to $3.00 and an extension of the exercise period. The Company determined, using a prescribed valuation method of SFAS No. 123, that the incremental value of the bridge loan warrants resulting from the modification of the terms was $94,300. The Black-Scholes option pricing model used to value the modified warrants assumed the following: no expected dividend yield, volatility rate 37.5%, risk free interest rate of 5.97%, and an expected life of 2 years.

              The Company had recorded the value ascribed to the warrants of $195,800 as deferred financing costs and was amortizing the amount over the life of the Bridge Loans. Amortization of such costs for the years ended December 31, 1997 and 1998 was $40,400 and $155,400, respectively.

              In May 1997, in connection with the issuance of 222,222 shares of common stock, the Company issued warrants to purchase 100,000 shares of common stock for $3.00 per share for total consideration for $500,000. The warrants expire May 22, 2000 and are all exercisable.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


              In connection with the October 1997 issuance of units consisting of 1 share of common stock and a warrant to purchase 1 share of common stock of the Company, 70,587 warrants were issued. The warrants have an exercise price of $8.25, are all exercisable and expire May 11, 2001.

              In February 1998, Manhattan West, Inc., a stockholder, option holder and consultant of the Company, agreed to terminate its consulting agreement and to forfeit any accrued consulting fees. In addition, their option to purchase 543,841 shares of common stock of the Company expired unexercised on January 15, 1998.

              In connection with the IPO issuance of units consisting of 1 share of common stock and a warrant to purchase 1 share of common stock of the Company, 3,400,000 warrants were issued and the exercise price is $8.25 per share. The warrants expire May 11, 2001. The Company has the option to redeem the warrants at $0.05 per warrant if the closing price of the Company's common stock equals or exceeds $11.00 for 20 consecutive days, subject to certain restrictions.

              On July 1, 1998, the Company received net proceeds of approximately $47,000 from the sale of 510,000 warrants. These warrants represent the exercise of the overallotment option by the underwriters of the Company's IPO.

       (f)    STOCK SPLIT

              On December 31, 1996, the Company completed a 28.12-for-1 stock split in the form of a stock dividend payable to all existing shareholders. All references in the accompanying financial statements to average number of shares outstanding and related prices, per share amounts, stock option plan, and warrant data have been restated to reflect the split.

(9)    IHI ACQUISITION

       The Company was party to a license agreement with IHI, an affiliated company through common ownership. This agreement granted the Company an exclusive worldwide license in perpetuity with respect to the patents and technology developed by IHI. The Company was obligated to prosecute infringement claims regarding the IHI technology and to defend any infringement claims brought against IHI or the Company. The license agreement required the Company to make annual continuing royalty payments to IHI based on a percentage of sales but not less than a minimum annual royalty of $25,000. In March 1997, the license agreement was amended to increase the minimum annual royalty for future periods to $50,000 and also requires additional royalty payments from the Company on the sale of products utilizing IHI technology subject to the Company achieving minimum annual net operating income after payment of all taxes of no less than $4 million. The Company recognized the minimum royalty liability to IHI of $25,000 and $50,000 during 1996 and 1997, respectively.

       In March 1998, the Company entered into agreements with the IHI shareholders to utilize a portion of the proceeds of the IPO to purchase all of their shares of IHI common stock for $25 per share. The IHI shareholders also agreed to the termination of the license agreement and waived any royalties due.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998


       On May 11, 1998, the Company acquired IHI. In accordance with Staff Accounting Bulletin No. 48, the acquisition has been accounted for as an acquisition of net assets recorded at historical cost and a return of equity to IHI shareholders of $397,900 for the difference between the amount paid and the historical cost of the net assets acquired. The net assets acquired by the Company consisted primarily of intellectual property related to the Company's integrated thermal technology. If IHI had been acquired on January 1, 1997 or 1998, the acquisition would not have had a material impact on the Company's consolidated results of operations for any of the periods presented.

       Net assets acquired are as follows:


       Patents                                  $ 105,300
       Liabilities assumed                        (22,000)
       Return of equity to IHI shareholders       397,900
                                                ---------

       Purchase price                           $ 481,200
                                                ---------
                                                ---------


(10)   RELATED PARTY TRANSACTIONS

       The Company has entered into various consulting agreements with members of its Advisory Board resulting in current monthly commitments of approximately $25,000 with terms expiring on various dates between August 1997 and December 1999.

       During 1997 and 1998, the Board of Directors authorized the issuance of and granted to members of its Advisory Board and Board of Directors 55,000 and 290,000 nonqualified stock options (outside the Plan), respectively, at prices ranging from $2.50 - $5.00 and $1.50 - $3.38, respectively (Note 8).

       During 1997 and 1998, L.L. Knickerbocker Company, Inc. (Knickerbocker), a shareholder of the Company, paid $17,300 and $10,400, respectively, for services on the Company's behalf which was charged to operations. There was a $10,400 balance outstanding from the Company to Knickerbocker at December 31, 1997.

(11)   EMPLOYEE BENEFIT PLAN

       Effective January 1, 1996, the Company sponsored a salary reduction simplified employee pension plan. Full time employees who have completed 3 months of service and are 21 years of age are eligible to participate. Eligible employees may elect to defer up to 15% of annual compensation, subject to limitations. The Company may make discretionary contributions to the plan. The Company made no contributions to the plan during 1997 or 1998.

(12)   SUBSEQUENT EVENTS

       In January 1999, the Company obtained a bank line of credit for $355,000. The line of credit is due on demand and bears interest at 8.75% payable monthly and secures a letter of credit which collateralizes the Company's office and plant facility lease.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997




(13)   COMMITMENTS AND CONTINGENCIES

       The Company has employment agreements with certain officers which provide such officers, at their discretion, severance payments equal to 299% of their average annual base salary and bonuses during the preceding 5-year period in the event of a change of control, as defined in their employment agreements.

       The Company and one of its officers are defendants in a lawsuit filed by an individual (Timothy J. Lyons) in the Superior Court of the State of California for the County of San Diego. The complaint alleges that the Company agreed to guarantee Mr. Lyons a fixed allocation of the units sold by the underwriters in the IPO, and the Company breached this obligation when the underwriters sold Mr. Lyons a lesser amount. Management of the Company believes that the suit is without merit and intends to defend it vigorously. Although the outcome of this proceeding cannot be predicted with certainty, the Company's management believes that the outcome will not have a material adverse effect on the financial condition of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by item 10 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement to be filed with the Commission on or before April 30, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by item 11 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission on or before April 30, 1999.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 of Form 10-KSB is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement to be file with the Commission on or before April 30, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27

No Reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRO, INC
Registrant


By: /s/ JAMES A. SCUDDER                                          March 31, 1999
  -------------------------------------
    James A. Scudder
    President and Chief Executive Officer
    (PRINCIPAL EXECUTIVE OFFICER)



By: /S/ KEVIN A HAINLEY                                           March 31, 1999
  -------------------------------------
    Kevin A. Hainley
    Chief Financial Officer
    (Principal Financial and Accounting
    Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                         Title                        Date
       ---------                         -----                        ----

 /s/ JAMES L. BERNTSEN                  Director                March 31, 1999
------------------------
     James L. Berntsen


 /s/ ROBERT F. COSTON                    Director               March 31, 1999
------------------------
     Robert F. Coston


/s/ DOUGLAS W. MOUL                      Director               March 31, 1999
------------------------
     Douglas W. Moul


 /s/ JAMES A. SCUDDER                    Director               March 31, 1999
------------------------
     James A. Scudder


 /s/ CARROLL E. TAYLOR                   Director               March 31, 1999
------------------------
     Carroll E. Taylor
