Form 10QSB
period 1999-03-31
ONTRO INC
filed 1999-05-17
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

                  For the Quarterly Period ended MARCH 31, 1999

/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

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

Yes              No
    -----           -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

As of May 11, 1999, there are 6,489,478 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes              No   X
    -----           -----

                                   ONTRO, INC.
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION
         Item 1 - Consolidated Financial Statements
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

                          PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                   ONTRO, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                                    March 31,          December 31,
                                                      1999                 1998
                                                   ------------         ----------
                                                   (unaudited)             Note
                                    ASSETS
Current assets:
   Cash and cash equivalents                       $  4,220,200          6,279,000
   Investments held to maturity                       2,881,900          2,009,400
   Inventory                                             83,500                 --
   Prepaid expenses and other current assets            244,300            222,000
                                                   ------------         ----------
        Total current assets                          7,429,900          8,510,400

Investments held to maturity                                 --          1,026,700
Property and equipment, net                           2,191,000          1,246,700
Deposits and other assets                             1,349,000          1,194,300
Intangible assets, net                                  372,900            348,500
                                                   ------------         ----------
                                                   $ 11,342,800         12,326,600
                                                   ------------         ----------
                                                   ------------         ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accrued expenses and other liabilities          $    250,300            519,600
   Current portion of capital lease obligations          16,300             16,100
                                                   ------------         ----------
        Total current liabilities                       266,600            535,700

Capital lease obligations, excluding current
  portion                                                36,200             25,100
                                                   ------------         ----------
        Total liabilities                               302,800            560,800
                                                   ------------         ----------

Shareholders' equity:
   Preferred stock, no par value, 5,000,000
    shares authorized, no shares issued                      --                 --
   Common stock, no par value, 20,000,000
    shares authorized 6,489,478 shares issued
    and outstanding                                  17,471,600         17,471,600
   Additional paid-in capital                           808,300            808,300
   Deficit accumulated during the
    development stage                                (7,230,900)        (6,503,700)
   Deferred compensation                                 (9,000)           (10,400)
                                                   ------------         ----------
        Total shareholders' equity                   11,040,000         11,765,800
                                                   ------------         ----------
                                                   $ 11,342,800         12,326,600
                                                   ------------         ----------
                                                   ------------         ----------

Note: The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See accompanying notes to consolidated financial statements

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations
                                   (unaudited)

                                                   For the three months        From inception
                                                      ended March 31,        (November 8, 1994)
                                                 -----------------------        to March 31,
                                                    1999           1998            1999
                                                 ----------     ---------         ---------
Operating expenses:
     Research and development                    $  403,900       200,900         2,042,000
      Marketing, general and administrative         424,000       156,900         5,201,000
                                                 ----------     ---------         ---------
          Total operating expense                   827,900       357,800         7,243,000
                                                 ----------     ---------         ---------
Other expense (income):
     Interest expense                                 2,300        68,300           466,000
     Interest income                               (103,000)           --          (478,100)
                                                 ----------     ---------         ---------
          Total other expense (income)             (100,700)       68,300           (12,100)
                                                 ----------     ---------         ---------
          Net loss                               $ (727,200)     (426,100)        7,230,900
                                                 ----------     ---------         ---------
       Basic and diluted net loss per share      $    (0.11)        (0.14)
                                                 ----------     ---------
Weighted average shares outstanding               6,489,478     3,089,478
                                                 ----------     ---------
                                                 ----------     ---------

          See accompanying notes to consolidated financial statements.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                For the three months           From inception
                                                                                   Ended March 31,          (November 8, 1994)
                                                                              -------------------------         To March 31,
                                                                                 1999            1998              1999
                                                                              -----------      --------     ------------------
Cash flows from operating activities:
     Net Loss                                                                 $  (727,200)     (426,100)       (7,230,900)
     Adjustments to reconcile net loss to cash used in
      operating activities, excluding effect of acquisition:
        Depreciation and amortization                                             105,300        25,800           345,900
        Amortization of deferred  financing costs                                      --        12,700           195,800
        Issuance of common stock for services                                          --            --           223,400
        Compensation for stock options and certain warrants                         1,400         2,500           551,400
        Increase in prepaid and other current assets                              (22,300)         (700)         (244,300)
        Increase in inventory                                                     (83,500)           --           (83,500)
        (Increase) decrease in deposits and other assets                         (154,700)       41,100        (1,349,000)
        Increase (decrease) in accrued expenses and other liabilities            (269,300)     (201,500)          228,300
                                                                              -----------       -------        ----------
            Net cash used in operating activities                              (1,150,300)     (546,200)       (7,362,900)
                                                                              -----------       -------        ----------
Cash flows from investing activities:
     Acquisition of business                                                           --            --          (481,200)
     Intangible assets                                                            (31,900)       (2,800)         (298,900)
     Purchase of property and equipment and leasehold improvements             (1,029,500)           --        (2,312,600)
     Purchase of investments held to maturity                                  (2,816,500)           --       (13,168,400)
     Proceeds from sale of investments held to maturity                         2,975,000            --        10,298,600
                                                                              -----------       -------        ----------
        Net cash used in investing activities                                    (902,900)       (2,800)       (5,962,500)
                                                                              -----------       -------        ----------
Cash flows from financing activities:
     Net proceeds from issuance of common stock and warrants                           --            --        18,047,400
     Deferred offering costs                                                           --       (11,400)         (349,300)
     Proceeds from notes payable                                                       --       600,000         2,105,000
     Payments on notes payable                                                         --            --        (2,105,000)
     Payments on capital lease obligations                                         (5,600)      (10,300)         (152,500)
                                                                              -----------       -------        ----------
        Net cash provided by (used in) financing activities                        (5,600)      578,300        17,545,600
                                                                              -----------       -------        ----------
Net increase (decrease) in cash and cash equivalents                           (2,058,800)       29,300         4,220,200
Cash and cash equivalents, beginning of period                                  6,279,000         5,100                --
                                                                              -----------       -------        ----------
Cash and cash equivalents, end of period                                        4,220,200        34,400         4,220,200
                                                                              -----------       -------        ----------
                                                                              -----------       -------        ----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                 $     2,300         8,600           227,100

Supplemental disclosure of non-cash transactions:
     Equipment acquisitions under capital lease                               $    16,900            --           221,300
     Warrants issued in connection with debt                                  $        --            --           101,500

Detail of acquisition:
     Patents acquired                                                         $        --            --           105,300
     Liabilities assumed                                                               --            --           (22,000)
     Return of equity to IHI Shareholders                                              --            --           397,900
                                                                              -----------       -------        ----------
         Cash paid for acquisition                                            $        --            --           481,200
                                                                              -----------       -------        ----------
                                                                              -----------       -------        ----------

           See accompanying notes to consolidated financial statements

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes To Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1999
THE COMPANY

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

Ontro, has been unprofitable and has not generated revenue from the sale of products or other sources since inception. The Company expects to incur losses as it continues its development activities and pursues commercialization of its technologies. The future success of the Company is dependent upon its ability to develop, manufacture and market its products and, ultimately, upon its ability to attain future profitable operations.

BASIS OF PREPARATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 1999, and the results of operations for the three month periods ended March 31, 1999 and 1998. The results of operations for the period ended March 31, 1999, is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Ontro's Form 10-KSB for the year ended December 31, 1998.

The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

NET LOSS PER SHARE

The weighted average number of shares used to calculated basic net loss per share was 6,489,478 and 3,089,478 for the quarters ended March 31, 1999 and 1998, respectively. The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Stock options and warrants totaling 5,830,252 and 1,187,428 shares were excluded from the computations of diluted net loss per share during the quarters ended March 31, 1999 and 1998, respectively, as their effect is anti-dilutive.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE EVENTS AND THE COMPANY'S PLANS AND EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE REFERENCED IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1998, AND THE COMPANY'S OTHER SEC REPORTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE OR OTHER FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

The Company incurred a net loss of $727,200 or $0.11 per share for the quarter ended March 31, 1999 (the "1999 first quarter"); a net loss of $426,100 or $0.14 per share for the quarter ended March 31, 1998 (the "1998 first quarter"); and a net loss of $7,230,900 from inception (November 8,
1994) to March 31, 1999.

The Company incurred operating expenses of $827,900 for the 1999 first quarter; $357,800 for the 1998 first quarter; and $7,243,000 from inception (November 8, 1994) to March 31, 1999.

Research and development expenses increased $203,000 to $403,900 in the 1999 first quarter from $200,900 in the 1998 first quarter. This increase was due to: (1) additional costs of outside consultants and companies hired by the Company to aid in its research and development efforts, (2) increase in salaries from hiring an additional 8 full-time employees and increases in wages to existing employees, (3) increases related to testing prototypes of self-heating containers as well as laboratory testing of various elements of the container, materials, and the self-heating process, (4) increase in uses of supplies and other operational expenses, (5) increases in depreciation related to manufacturing and research and development equipment, and (6) rent on the new manufacturing facility.

The Company's marketing, general and administrative expenses increased $267,100 to $424,000 in the 1999 first quarter from $156,900 in the 1998 first quarter. This increase was due to the following: (1) increase in salaries due to the hiring of employees, (2) increase in legal fees, and (3) overall increases in general corporate spending due to increased business activities.

Interest expense decreased to $2,300 in the 1999 first quarter compared to $68,300 in the 1998 first quarter due to previous repayment of substantially all of the Company's debt following its Initial Public Offering. Interest income of $103,000 in the 1999 first quarter is a result of investing excess funds in short- and long-term, investment-grade interest-bearing instruments.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through bridge financing. As of March 31, 1999, the Company's cash and cash equivalents and investments totaled approximately $7.1 million.

Primary uses of cash and cash equivalents during the 1999 first quarter included $1,150,300 for the Company's operations and working capital requirements, patent costs of $31,900, payments on capital lease obligations of $5,600, and purchase of equipment and leasehold improvements of $1,029,500. The Company plans to continue its policy of investing excess funds in short- and long-term investment-grade, interest-bearing instruments.

The Company's future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 12 to 15 months at its anticipated level of operations. However, the Company may seek additional funding during the next 15 months and could seek additional funding after such time. There can be no assurance any additional funding will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its production development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operation.

YEAR 2000 COMPLIANCE

The "Year 2000 Issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly.

The Company is in the process of developing a program to address Year 2000 Issues and anticipates such program to be completed by the end of the second quarter of 1999. The Company does not believe the costs required to address Year 2000 Issues will be material, and that the program should be completely implemented by the end of the third quarter of 1999.

The Company recently purchased and installed hardware and software to manage its information technology. The Company believes such technology is Year 2000 compliant. In addition the Company has non-information technology in the form of manufacturing and testing equipment. As the Company placed orders for equipment in its manufacturing and research and development facility, the Company required from the manufacturers assurances that such equipment is Year 2000 compatible.

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

Recent SEC guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenario. The Company believes that the most likely worst case scenario is that the Company could experience manufacturing delays because of infrastructure failures or delays from suppliers. The Company anticipates that a contingency plan addressing the worst case scenario will be completed by the end of the second quarter of 1999.

                            PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not applicable

ITEM 2.     CHANGES IN SECURITIES

Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.     OTHER INFORMATION

Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ONTRO, INC                           May 17, 1999
  Registrant


  By: /s/ Kevin A. Hainley             By: /s/ James A. Scudder
     ---------------------------          ---------------------------
      Kevin A. Hainley                     James A. Scudder
      Chief Financial Officer              Chief Executive Officer and President
      (Principal Financial Officer)