Form 10-Q
period 1999-06-30
ONTRO INC
filed 1999-08-16
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes    X          No
      ---            ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes               No
      ---            ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

As of August 6, 1999, there are 6,536,313 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes               No  X
      ---            ---

                                   ONTRO, INC.
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements
                  Consolidated Balance Sheets                                           3
                  Consolidated Statements of Operations                                 4
                  Consolidated Statements of Cash Flows                                 5
                  Notes to Consolidated Financial Statements                            6

         Item 2 - Management's Discussion and
                  Analysis or Plan of Operation                                         6

PART II OTHER INFORMATION

         Item 1 - Legal Proceedings                                                     8

         Item 2 - Changes in Securities                                                 8

         Item 3 - Defaults upon Senior Securities                                       8

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                                      9

         Item 5 - Other Information                                                     9

         Item 6 - Exhibits and Reports on Form 8-K                                      9

Signatures                                                                              9

                          PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                   ONTRO, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                                                                       June 30,         December 31,
                                                                                         1999               1998
                                                                                     --------------     --------------
                                                                                      (unaudited)           Note
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                        $  3,526,500          6,279,000
     Investments held to maturity                                                        2,023,600          2,009,400
     Inventory                                                                              93,900                 --
     Prepaid expenses and other current assets                                             242,500            222,000
                                                                                     --------------     --------------
          Total current assets                                                           5,886,500          8,510,400

Investments held to maturity                                                                    --          1,026,700
Property and equipment, net                                                              3,976,700          1,246,700
Deposits and other assets                                                                  220,100          1,194,300
Intangible assets, net                                                                     373,600            348,500
                                                                                     --------------     --------------
                                                                                      $ 10,456,900         12,326,600
                                                                                     --------------     --------------
                                                                                     --------------     --------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accrued expenses and other liabilities                                           $    296,200            519,600
     Current portion of capital lease obligations                                           13,800             16,100
     Notes payable                                                                         126,600                 --
                                                                                     --------------     --------------
          Total current liabilities                                                        436,600            535,700

Capital lease obligations, excluding current portion                                        32,900             25,100
                                                                                     --------------     --------------
          Total liabilities                                                                469,500            560,800
                                                                                     --------------     --------------


Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, no shares issued               --                 --
     Common stock, no par value, 20,000,000 shares authorized
          6,494,478 and 6,489,478 shares issued and outstanding as of June 30,
          1999 and December 31, 1998 respectively                                       17,471,600         17,471,600
     Additional paid-in capital                                                            808,300            808,300
     Deficit accumulated during the development stage                                   (8,284,900)        (6,503,700)
     Deferred compensation                                                                  (7,600)           (10,400)
                                                                                     --------------     --------------
          Total shareholders' equity                                                     9,987,400         11,765,800
                                                                                     --------------     --------------

                                                                                      $ 10,456,900         12,326,600
                                                                                     --------------     --------------
                                                                                     --------------     --------------

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

          See accompanying notes to consolidated financial statements

                                  ONTRO, INC.
                         (A Development Stage Enterprise)

                       Consolidated Statements of Operations
                                   (unaudited)


                                              For the three months             For six months ended           From inception
                                                 ended June 30,                      June 30,               (November 8, 1994)
                                          -----------------------------    -----------------------------       to June 30,
                                              1999             1998           1999             1998                1999
                                          -------------     -----------    ------------    -------------    --------------------
Operating expenses:
     Research and development             $    606,600          64,500       1,010,500          265,400               2,648,600
      Marketing, general and
        administrative                         516,700         586,600         940,700          743,500               5,717,700
                                          -------------     -----------    ------------    -------------    --------------------
          Total operating expenses           1,123,300         651,100       1,951,200        1,008,900               8,366,300
                                          -------------     -----------    ------------    -------------    --------------------

Other expense (income):
     Interest expense                            6,200          92,800           8,500          161,100                 472,200
     Interest income                           (75,500)        (91,700)       (178,500)         (91,700)               (553,600)
                                          -------------     -----------    ------------    -------------    --------------------
          Total other expense (income)         (69,300)          1,100        (170,000)          69,400                (81,400)
                                          -------------     -----------    ------------    -------------    --------------------
                                          -------------     -----------    ------------    -------------    --------------------
          Net loss                        $ (1,054,000)       (652,200)     (1,781,200)      (1,078,300)             (8,284,900)
                                          -------------     -----------    ------------    -------------    --------------------

       Basic and diluted net loss per
         share                            $      (0.16)          (0.13)          (0.27)           (0.27)
                                          -------------     -----------    ------------    -------------
                                          -------------     -----------    ------------    -------------

Weighted average shares  outstanding         6,492,034       4,920,247       6,490,108        4,009,920
                                          -------------     -----------    ------------    -------------
                                          -------------     -----------    ------------    -------------

       See accompanying notes to consolidated financial statements.

                                  ONTRO, INC.
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                          For the six months             From inception
                                                                            Ended June 30,             (November 8, 1994)
                                                                     ------------------------------        to June 30,
                                                                         1999             1998                1999
                                                                     --------------    ------------    --------------------
Cash flows from operating activities:
     Net loss                                                        $ (1,781,200)     (1,078,300)            (8,284,900)
     Adjustments to reconcile net loss to cash used in operating activities, excluding effect of acquisition:
        Depreciation and amortization                                     303,400          50,700                544,000
        Amortization of deferred  financing costs                              --          61,100                195,800
        Issuance of common stock for services                                  --              --                223,400
        Compensation for stock options and certain warrants                 2,800           5,000                552,800
        Increase in prepaid expenses and other current assets             (20,500)        (61,500)              (242,500)
        Increase in inventory                                             (93,900)             --                (93,900)
        (Increase) decrease in deposits and other assets                  974,200        (103,700)              (220,100)
        Increase (decrease) in accrued expenses and other
            liabilities                                                  (223,400)       (145,300)               274,200
                                                                     --------------    ------------    --------------------
            Net cash used in operating activities                        (838,600)     (1,272,000)            (7,051,200)
                                                                     --------------    ------------    --------------------

Cash flows from investing activities:
     Acquisition of business                                                   --        (481,200)              (481,200)
     Intangible assets                                                    (40,100)       (151,900)              (307,100)
     Purchase of property and equipment and leasehold improvements     (3,004,300)         (5,500)            (4,287,400)
     Purchase of investments held to maturity                          (3,346,600)             --            (13,698,500)
     Proceeds from sale of investments held to maturity                 4,361,900              --             11,685,500
                                                                     --------------    ------------    --------------------
        Net cash used in investing activities                          (2,029,100)       (638,600)            (7,088,700)
                                                                     --------------    ------------    --------------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock and warrants                   --      16,160,400             18,047,400
     Deferred offering costs                                                   --              --               (349,300)
     Proceeds from notes payable                                          150,400         700,000              2,255,400
     Payments on notes payable                                            (23,800)     (2,095,000)            (2,128,800)
     Payments on capital lease obligations                                (11,400)        (85,600)              (158,300)
                                                                     --------------    ------------    --------------------
        Net cash provided by financing activities                         115,200      14,679,800             17,666,400
                                                                     --------------    ------------    --------------------

Net increase (decrease) in cash and cash equivalents                   (2,752,500)     12,769,200              3,526,500
Cash and cash equivalents, beginning of period                          6,279,000           5,100                --
                                                                     --------------    ------------    --------------------
Cash and cash equivalents, end of period                             $  3,526,500      12,774,300              3,526,500
                                                                     --------------    ------------    --------------------
                                                                     --------------    ------------    --------------------

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                            $  2,300         188,400                227,100

Supplemental disclosure of non-cash transactions:
     Equipment acquisitions under capital lease                          $ 16,900              --                221,900
     Warrants issued in connection with debt                              $    --              --                101,500

Detail of acquisition:
     Patents acquired                                                     $    --         105,300                105,300
     Liabilities assumed                                                       --         (22,000)               (22,000)
     Return of equity to IHI Shareholders                                      --         397,900                397,900
                                                                     --------------    ------------    --------------------
         Cash paid for acquisition                                        $    --         481,200                481,200
                                                                     --------------    ------------    --------------------
                                                                     --------------    ------------    --------------------

        See accompanying notes to consolidated financial statements

                                  ONTRO, INC.
                         (A Development Stage Enterprise)

                    Notes To Consolidated Financial Statements
                                  (unaudited)
                                 June 30, 1999

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

BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 1999, and the results of operations for the three and six month periods ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Ontro's Form 10-KSB for the year ended December 31, 1998.

The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

NET LOSS PER SHARE

The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Stock options and warrants totaling 5,855,252 and 4,636,252 shares were excluded from the computations of diluted net loss per share for the three and six month periods ended June 30, 1999 and 1998, respectively, as their effect is anti-dilutive.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net loss for the quarter ended June 30, 1999 was $1,054,000 or $0.16 per weighted average share outstanding, compared to a net loss of $652,200, or $0.13 per weighted average share outstanding for the same period in 1998. Net loss for the six months ended June 30, 1999 was $1,781,200, or $0.27 per weighted average share outstanding compared to $1,078,300 or $0.27 per weighted average share outstanding in 1998. Net loss from inception (November 8, 1994) to June 30, 1999 was $8,284,900.

Operating expenses were $1,123,300 and $651,100 for the quarters ended June 30, 1999 and 1998, respectively. Operating expenses were $1,951,200 and $1,008,900 for the six months ended June 30, 1999 and 1998, respectively.

Research and development expenses increased to $606,600 for the quarter ended June 30, 1999 from $64,500 for the same period in 1998, and increased to $1,010,500 for the six month period ended June 30, 1999 compared to $265,400 in 1998. These increases are due to: (1) additional costs of outside consultants and companies hired by the Company to aid in its research and development efforts, (2) increase in salaries from hiring additional full-time employees and increases in wages to existing employees, (3) increases related to testing prototypes of self-heating containers as well as laboratory testing of various elements of the container, materials, and the self-heating process, (4) increase in uses of supplies and other operational expenses, (5) increases in depreciation related to manufacturing and research and development equipment, and (6) rent on the new manufacturing facility.

Marketing, general and administrative expenses decreased to $516,700 for the quarter ended June 30, 1999 from $586,600 for the same period in 1998, but increased to $940,700 for the six-month period ended June 30, 1999 compared to $743,500 in 1998. The decrease for the quarter is due to a reduction in consulting fees as well as marketing research fees incurred in 1998 but not in 1999. The increase for the six month period is due to the following: (1) increase in salaries to existing employees as well as the hiring of additional employees, (2) increase in legal and accounting fees, and (3) overall increases in general corporate spending due to increased business activities.

Interest expense was $6,200 for the quarter ended June 30, 1999 compared to $92,800 for the same period in 1998 and was $8,500 for the six months ended June 30, 1999 compared to $161,100 in 1998. The decreases are a result of repayment of substantially all of the Company's debt following its Initial Public Offering ("IPO").

Interest income was $75,500 for the quarter ended June 30, 1999 compared to $91,700 for the same period in 1998, and was $178,500 for the six months ended June 30, 1999, compared to $91,700 for the same period ending in 1998. The decrease for the quarter reflects the higher cash balance earning interest at a higher rate in 1998 as compared to 1999. The increase for the six month period reflects interest earnings for six months, whereas in 1998, excess funds were invested for a period of one and a half months, following the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through bridge financing. As of June 30, 1999, the Company's cash and cash equivalents and investments totaled approximately $5.6 million.

Primary uses of cash and cash equivalents for the six months ended June 30, 1999 included $838,600 for the Company's operations and working capital requirements, patent costs of $40,100, payments on capital lease obligations of $11,400, and purchase of equipment and leasehold improvements of $3,004,300. The Company plans to continue its policy of investing excess funds in short- and long-term investment-grade, interest-bearing instruments.

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

The Company has developed a program to address Year 2000 Issues and such program is substantially completed. The Company does not believe the costs required to address Year 2000 Issues will be material, and that the program should be completely implemented by the end of the third quarter of 1999.

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

Recent SEC guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenario. The Company believes that the most likely worst case scenario is that the Company could experience manufacturing delays because of infrastructure failures or delays from suppliers. The Company plans to increase its inventory of raw materials prior to year end in anticipation of potential delays in deliveries.

                          PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not applicable

ITEM 2.     CHANGES IN SECURITIES

Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Annual Meeting of Shareholders of Ontro, Inc. was held on June 11, 1999.

   (b) At the 1999 Annual Meeting of Shareholders, votes were cast on matters submitted to the shareholders, as follows:

The election of five directors:

         Nominee                            In Favor           Withheld
         -------                            --------           --------
         James L. Berntsen                  5,736,856           13,300
         Robert F. Coston                   5,411,956          338,200
         Douglas W. Moul                    5,736,856           13,300
         James A. Scudder                   5,736,856           13,300
         Carroll E. Taylor                  5,736,856           13,300

Approval of an amendment to the 1996 stock option plan increasing the number of shares by 500,000.

         For               Against          Abstain           Non-Votes
         ---               -------          -------           ---------
         3,727,498         38,407           227,372           1,756,879

Approval of the selection of KPMG, LLP as the Company's independent public accountants for the year ending December 31, 1999.

         For               Against          Abstain           Non-Votes
         ---               -------          -------           ---------
         5,745,256         4,600            300               0

ITEM 5.     OTHER INFORMATION

Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ONTRO, INC
         Registrant


         August 16, 1999               By:
                                           ----------------------------------
                                           James A. Scudder
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)



         August 16, 1999               By:
                                           ----------------------------------
                                           Kevin A. Hainley
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)