Form 10-Q
period 1999-09-30
ONTRO INC
filed 1999-11-15
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-QSB


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period ended SEPTEMBER 30, 1999

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

                                   (858) 486-7200
                             (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No
    -------            -------

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

As of November 9, 1999, there are 6,537,930 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes                 No    X
    -------            -------

                           ONTRO, INC.
                      INDEX TO FORM 10-QSB



PART I FINANCIAL INFORMATION

         Item 1 -   Consolidated Financial Statements
                      Consolidated Balance Sheets                            3
                      Consolidated Statements of Operations                  4
                      Consolidated Statements of Cash Flows                  5
                      Notes to Consolidated Financial Statements             6

         Item 2 -   Management's Discussion and
                      Analysis or Plan of Operations                         6

PART II OTHER INFORMATION

         Item 1 -   Legal Proceedings                                        9

         Item 2 -   Changes in Securities                                    9

         Item 3 -   Defaults upon Senior Securities                          9

         Item 4 -   Submission of Matters to a Vote of
                      Security Holders                                       9

         Item 5 -   Other Information                                        9

         Item 6 -   Exhibits and Reports on Form 8-K                         9

Signatures                                                                   9



                        PART I  FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

                                   ONTRO, INC.
                         (A Development Stage Enterprise)
                           Consolidated Balance Sheets



                                                         September 30,          December 31,
                                                              1999                  1998
                                                         ------------           -----------
                  ASSETS                                 (unaudited)                Note

Current assets:

     Cash and cash equivalents                           $  2,432,400             6,279,000
     Investments held to maturity                           2,011,400             2,009,400
     Prepaid expenses and other current
       assets                                                 330,400               222,000
                                                         ------------           -----------
          Total current assets                              4,774,200             8,510,400

Investments held to maturity                                       --             1,026,700
Property and equipment, net                                 3,940,200             1,246,700
Deposits and other assets                                     179,800             1,194,300
Intangible assets, net                                        381,400               348,500
                                                         ------------           -----------
                                                         $  9,275,600            12,326,600
                                                         ------------           -----------
                                                         ------------           -----------
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accrued expenses and other liabilities              $    246,700               519,600
     Capital lease obligations current
       portion                                                 13,600                16,100
     Notes payable, current portion                           105,300
                                                         ------------           -----------
          Total current liabilities                           365,600               535,700

Capital lease obligations, excluding
  current portion                                              29,500                25,100
                                                         ------------           -----------
          Total liabilities                                   395,100               560,800
                                                         ------------           -----------
Shareholders' equity:
  Preferred stock, no par value,
    5,000,000 shares authorized, no shares
    issued                                                         --                    --
  Common stock, no par value, 20,000,000 shares
    authorized 6,537,930 and 6,489,478 shares issued and
    outstanding as of September 30, 1999 and
    December 31, 1998 respectively                         17,474,400            17,471,600
  Additional paid-in capital                                1,054,500               808,300
  Deficit accumulated during the development
    stage                                                  (9,589,800)           (6,503,700)
  Deferred compensation                                       (58,600)              (10,400)
                                                         ------------           -----------
          Total shareholders' equity                        8,880,500            11,765,800
                                                         ------------           -----------
                                                         $  9,275,600            12,326,600
                                                         ------------           -----------
                                                         ------------           -----------


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


                See accompanying notes to consolidated financial statements

                           ONTRO, INC.
                (A Development Stage Enterprise)

              Consolidated Statements of Operations
                           (unaudited)

                                                                                                   From inception
                                           For the three months        For nine months ended        (Nov 8, 1994)
                                           ended September 30,              September 30,          through Sept. 30,
                                        -----------------------      -----------------------       ----------------
                                            1999        1998            1999         1998                1999
                                        -----------   ---------      ---------     ---------          ---------
Revenue                                 $    42,800          --         42,800            --             42,800
Operating expenses:
  Research and development                  741,000     208,800      1,751,500       439,700          3,389,600
  Marketing, general and administrative     664,200     597,600      1,604,900     1,375,600          6,381,900
                                        -----------   ---------      ---------     ---------          ---------
    Total operating expense               1,362,400     806,400      3,313,600     1,815,300          9,728,700
                                        -----------   ---------      ---------     ---------          ---------
Other expense (income):
  Interest expense                            5,300       1,900         13,800       163,000            477,500
  Interest income                           (62,800)   (135,900)      (241,300)     (227,600)          (616,400)
                                        -----------   ---------      ---------     ---------          ---------
    Total other expense (income)            (57,500)   (134,000)      (227,500)      (64,600)          (138,900)
                                        -----------   ---------      ---------     ---------          ---------
    Net loss                            $ 1,304,900     672,400      3,086,100     1,750,700          9,589,800
                                        -----------   ---------      ---------     ---------          ---------
                                        -----------   ---------      ---------     ---------          ---------
   Basic and diluted net loss per share       (0.20)      (0.10)         (0.47)        (0.36)
                                        -----------   ---------      ---------     ---------
                                        -----------   ---------      ---------     ---------
Weighted average shares outstanding       6,526,979   6,489,478      6,502,996     4,845,522
                                        -----------   ---------      ---------     ---------
                                        -----------   ---------      ---------     ---------



                  See accompanying notes to consolidated financial statements.

                                   ONTRO, INC.
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                    From inception
                                                       For the nine months        (November 8, 1994)
                                                        Ended September 30,       through September 30,
                                                   ----------------------------   --------------------
                                                        1999           1998              1999
                                                   ------------      ----------        ----------
Cash flows from operating activities:
     Net Loss                                      $ (3,086,100)     (1,750,700)       (9,589,800)
     Adjustments to reconcile net loss
         to cash used in operating
         activities, excluding effect of
         acquisition:
       Depreciation and amortization                    528,000          65,800           768,600
       Amortization of deferred  financing costs             --          61,100           195,800
       Issuance of common stock for services              2,400              --           225,800
       Compensation for stock options and certain
        warrants                                        198,000          39,500           748,000
       Increase in prepaid and other current assets    (108,400)       (119,600)         (330,400)
       (Increase) decrease in deposits and other
        assets                                        1,014,500        (627,100)         (179,800)
       Increase (decrease) in accrued expenses and
        other liabilities                              (272,900)       (509,600)          224,700
                                                   ------------      ----------        ----------
         Net cash used in operating activities       (1,724,500)     (2,840,600)       (7,937,100)
                                                   ------------      ----------        ----------
Cash flows from investing activities:
     Acquisition of business                                 --        (481,200)         (481,200)
     Intangible assets                                  (55,500)       (169,200)         (322,500)
     Purchase of property and equipment and
      leasehold improvements                         (3,183,600)        (87,700)       (4,466,700)
     Purchase of investments held to maturity        (3,346,600)    (10,384,000)      (13,698,500)
     Proceeds from sale of investments held to
      maturity                                        4,374,100              --        11,697,700
                                                   ------------      ----------        ----------
        Net cash used in investing activities        (2,211,600)    (11,122,100)       (7,271,200)
                                                   ------------      ----------        ----------
Cash flows from financing activities:
     Net proceeds from issuance of common stock
      and warrants                                          400      16,160,900        18,047,800
     Deferred offering costs                                 --              --          (349,300)
     Proceeds from notes payable                        147,500         700,000         2,252,500
     Payments on notes payable                          (42,200)     (2,095,000)       (2,147,200)
     Payments on capital lease obligations              (16,200)        (98,700)         (163,100)
                                                   ------------      ----------        ----------
        Net cash provided by financing activities        89,500      14,667,200        17,640,700
                                                   ------------      ----------        ----------
Net increase (decrease) in cash and cash equivalents (3,846,600)        704,500         2,432,400
Cash and cash equivalents, beginning of period        6,279,000           5,100                --
                                                   ------------      ----------        ----------
Cash and cash equivalents, end of period           $  2,432,400         709,600         2,432,400
                                                   ------------      ----------        ----------
                                                   ------------      ----------        ----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest      $      8,200         190,300           233,000

Supplemental disclosure of non-cash transactions:
     Equipment acquisitions under capital lease    $     18,100              --           223,100
     Warrants issued in connection with debt       $         --              --           101,500

Detail of acquisition:
     Patents acquired                              $         --         105,300           105,300
     Liabilities assumed                                     --         (22,000)          (22,000)
     Return of equity to IHI Shareholders                    --         397,900           397,900
                                                   ------------      ----------        ----------
        Cash paid for acquisition                  $         --         481,200           481,200
                                                   ------------      ----------        ----------
                                                   ------------      ----------        ----------


                   See accompanying notes to consolidated financial statements

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                    Notes To Consolidated Financial Statements
                                    (unaudited)
                                September 30, 1999

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

Ontro, has been unprofitable and has generated limited revenues from the sale of products or other sources since inception. The Company expects to incur losses as it continues its development activities and pursues commercialization of its technologies. The future success of the Company is dependent upon its ability to develop, manufacture and market its products and, ultimately, upon its ability to attain future profitable operations.

BASIS OF PREPARATION

The accompanying consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 1999, and the results of operations for the nine month periods ended September 30, 1999 and 1998. The results of operations for the period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Ontro's Form 10-KSB for the year ended December 31, 1998.

The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

NET LOSS PER SHARE

The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Stock options and warrants totaling 6,146,967 and 5,576,252 shares were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 1999 and 1998 respectively, as their effect is anti-dilutive.

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

SEC REPORTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE OR OTHER FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net loss for the quarter ended September 30, 1999 was $1,304,900 or $0.20 per weighted average share outstanding, compared to a net loss of $672,400, or $0.10 per weighted average share outstanding for the same period in 1998.
Net loss for the nine months ended September 30, 1999 was $3,086,100, or $0.47 per weighted average share outstanding compared to $1,750,700 or $0.36 per weighted average share outstanding in 1998. Net loss from inception (November 8, 1994) to September 30, 1999 was $9,589,800.

Operating expenses were $1,362,400 and $806,400 for the quarters ended September 30, 1999 and 1998, respectively. Operating expenses were $3,313,600 and $1,815,300 for the nine months ended September 30, 1999 and 1998, respectively.

During the quarter ended September 30, 1999, the Company earned revenues of $42,800. These revenues related to payments by a customer for research and development services and molds.

Research and development expenses increased to $741,000 for the quarter ended September 30, 1999 from $208,800 for the same period in 1998, and increased to $1,751,500 for the nine month period ended September 30, 1999 compared to $439,700 in 1998. These increases are due to: (1) additional costs of outside consultants and companies hired by the Company to aid in its research and development efforts, (2) increase in salaries from hiring additional full-time employees and increases in wages to existing employees, (3) increases related to testing prototypes of self-heating containers as well as laboratory testing of various elements of the container, materials, and the self-heating process, (4) increase in uses of supplies and other operational expenses, (5) increases in depreciation related to manufacturing and research and development equipment, and (6) higher rent on the larger facility.

Marketing, general and administrative expenses increased to $664,200 for the quarter ended September 30, 1999 from $597,600 for the same period in 1998, and increased to $1,604,900 for the nine month period ended September 30, 1999 compared to $1,375,600 in 1998. The increase for the quarter is due to the recognition of compensation expense from the conversion of a former employee's incentive stock options into non-qualified stock options but offset by a reduction in consulting fees as well as marketing research fees incurred in 1998 but not in 1999. The increase for the nine month period is due to the following: (1) increase in salaries to existing employees as well as the hiring of additional employees, (2) the recognition of compensation expense resulting from the conversion of a former employee's incentive stock options into non-qualified stock options, (3) increase in legal and accounting fees, and (4) overall increases in general corporate spending due to increased business activities.

Interest expense was $5,300 for the quarter ended September 30, 1999 compared to $1,900 for the same period in 1998 and was $13,800 for the nine months ended September 30, 1999 compared to $163,000 in 1998. The increase for the quarter is due to increased short-term financing during 1999 and the decrease for the nine months ended September 30, 1999 is a result of repayment of substantially all of the Company's debt following its Initial Public Offering ("IPO").

Interest income was $62,800 for the quarter ended September 30, 1999 compared to $135,000 for the same period in 1998, and was $241,300 for the nine months ended September 30, 1999, compared to $227,600 for the same period ending in 1998. The decrease for the quarter reflects the higher cash balance earning interest at a higher rate in 1998 as compared to 1999. The increase for the nine month period reflects interest earnings for nine months, whereas in 1998, excess funds were invested for a period of four and a half months, following the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through bridge financing. As of September 30, 1999, the Company's cash and cash equivalents and investments totaled approximately $4.4 million.

Primary uses of cash and cash equivalents for the nine months ended September 30, 1999 included $1,724,500 for the Company's operations and working capital requirements, patent costs of $55,500, payments on capital lease obligations of $16,200, and purchase of equipment and leasehold improvements of $3,183,600. The Company plans to continue its policy of investing excess funds in short- and long-term investment-grade, interest-bearing instruments.

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

The Company developed a program to address Year 2000 Issues and such program is substantially complete.

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

Recent SEC guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenario. The Company believes that the most likely worst case scenario is that the Company could experience manufacturing delays because of infrastructure failures or delays from suppliers. The Company's contingency plan addressing the worst case scenario is substantially complete.

                           PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not applicable

ITEM 2.     CHANGES IN SECURITIES

The Board of Directors authorized ongoing issuances of restricted common stock to the Company's outside directors and legal counsel as consideration for a portion of legal counsel's monthly legal services and any extraordinary fees paid to outside directors for services rendered other than attending meetings. During the third quarter the Company issued 1,617 common shares at a weighted average price of $2.17. The Company relied upon the exemptions provided by Section 4(2) and Regulation D of the Securities Act. Legends were placed on all certificates.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.     OTHER INFORMATION

Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the nine months ended September 30, 1999.


                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ONTRO, INC
     Registrant


     November 15, 1999        By: /s/ James A. Scudder
                                  --------------------------
                                  James A. Scudder
                                  Chief Executive Officer and President
                                  (Principal Executive Officer)



     November 15, 1999        By: /s/ Kevin A. Hainley
                                  --------------------------
                                  Kevin A. Hainley
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)