Form 10KSB
period 1999-12-31
ONTRO INC
filed 2000-03-30
CIK 1037827

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

/ X/     Annual report under section 13 or 15(d) of the Securities Exchange Act
 --      of 1934

                   For the Fiscal Year ended DECEMBER 31, 1999

/  /     Transition report under section 13 or 15(d) of the Securities Exchange
 --      Act of 1934

For the transition period from        to        .
                               ------    ------

Commission file number:  333-39253

                                   ONTRO, INC.
                 (Name of small business issuer in its charter)

               CALIFORNIA                                33-0638356
      (State or other jurisdiction of          (IRS Employer Identification No.)
        incorporation or organization)

   13250 GREGG STREET, POWAY, CALIFORNIA                    92064
 (Address of principal executive offices)                (Zip code)

                                 (858) 486-7200
                           (Issuer's telephone number)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /
                   ---

State issuer's revenues for its most recent year:    $43,100

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $14,391,000 as of March 22, 2000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:
  As of March 22, 2000:      Common Stock:                            6,547,121
                             Warrants to purchase Common Stock:       3,980,587

                       DOCUMENTS INCORPORATED BY REFERENCE

None

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

OVERVIEW

     Ontro, Inc. (the "Company" or "Ontro") is engaged in the research and development of integrated thermal containers. The Company has the rights to a unique proprietary technology which it has incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups, and alcoholic beverages. These containers are similar to typical beverage containers in size and shape, and are activated by the consumer to heat the contents within a few minutes. The Company seeks to market its container technology to develop and expand a consumer market for remote and mobile heating of beverages and other products.

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

     The Company believes it is in the final stages of completing development of its self-heating beverage container; production equipment is currently installed in order to complete additional testing and improvements to different aspects of the containers before the current demonstration models are intended to be put into commercial production. Additional refinements which the Company anticipates completing include, but are not limited to, the areas of seam failure, heat transfer, content related issues, heating control, sterilization, timing and temperature ranges, appearance, and packaging. There can be no assurance these refinements will be successfully concluded.

     The Company believes substantial market opportunities exist for the exploitation of the Company's integrated thermal container technology. The Company believes as society has become more mobile, demand has risen for remote heating of goods and conventional heating sources do not supply truly remote consumption due primarily to inconvenience and the inability of consumers to access these sources in a mobile environment. The Company's self-heating containers are expected to meet the needs of consumers such as commuters, mobile professionals, sports enthusiasts and others without quick and convenient access to conventional heating sources.

     The Company intends to become a leading provider of integrated thermal containers and related technology to food, beverage and other manufacturers. In order to do so the Company will have to complete the development of its proposed products and successfully manufacture and market them. The Company's principal strategies include:

TARGETING MAJOR FOOD AND BEVERAGE COMPANIES.

     The Company's principal marketing strategy is to target major food and beverage companies to use Ontro's integrated thermal container technology with their branded products. These companies are expected to label, fill, market and distribute containers under their own brand names. Management believes this approach should allow the Company to access the marketing, name brand and distribution capabilities without the high overhead costs of plant, equipment and labor. The Company believes its integrated thermal containers could assist food and beverage companies in offering a value-added product to complement existing product lines and assist in expanding market share. To successfully implement this strategy, the Company will have to complete its product development, and market the proposed products to these food and beverage companies who will have to be independently satisfied with the products and the market opportunity. There can be no assurance the Company will be able to complete these objectives.

LICENSING STRATEGY TO CONTAINER MANUFACTURERS.

     Concurrently with seeking food and beverage companies who will market their branded products utilizing Ontro's technology, the Company is seeking container manufacturers who will license Ontro's technology for the mass manufacturing of self-heating containers. The Company signed a letter of intent with a European manufacturer, RPC Containers Ltd., who is interested in licensing Ontro's patents in order to manufacture and supply self-heating containers in Europe. The Company will seek similar arrangements in the United States and elsewhere.

     Management believes that its expertise lies in the research and development of its technology. The Company's facility can supply limited quantities of containers for market testing with its customers. If market research convinces food and beverage companies that there is consumer demand for such a product, Ontro will rely on large container manufacturers to mass produce self-heating containers.

DEVELOP INTEGRATED THERMAL TECHNOLOGY FOR OTHER APPLICATIONS.

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

PRODUCTS

SELF-HEATING BEVERAGE CONTAINERS

     The Company's first product is a fully contained, disposable, self-heating beverage container similar in size and shape to an ordinary 16-ounce beverage can. The containers are being designed to be heated by pushing a button on the bottom of the container. Activating the heating mechanism by pressing the button causes the contents in the container, such as approximately 9 ounces of coffee, soup, tea, hot chocolate or alcoholic beverage, to safely warm to a predetermined range of temperatures within a specified range of time periods. The container can then be opened by a typical style pop top for immediate consumption. At its current stage of development the Company's initial proposed product has been manufactured, and test marketed in limited quantities. The product will likely require further design improvements, testing, and marketing studies before it is introduced into the marketplace.

     The Company's proposed self-heating containers heat the contents inside the container through a patented and patent pending process developed by the Company. The process utilizes two separate compartments in the container. One compartment holds the beverage. The second compartment contains non-toxic heat activating ingredients and water which are segregated into two component areas.

     Pressing the button causes the water to be mixed with the active ingredients and heat develops from the resulting chemical reaction.

     Management believes the key attributes of its technology are the following:

    EASE OF USE -- This system is designed so that a consumer can activate the system merely by pushing a button; the contents are heated to a predetermined range of temperatures within a specified range of time periods.

    MINIMUM RETOOLING BY FILLERS -- The Company's products are designed to be easily integrated into a beverage filler's existing production system. The current design of the self-heating container is similar to a 16 oz. beverage container, which configuration should allow fillers to integrate containers on an existing assembly line for filling without substantial modification to their existing manufacturing processes.

     In addition, the Company's container is designed to be easily modified to provide heated contents at a pre-determined range of temperatures within a specified range of time periods.

    EASE OF DISPLAY BY RETAIL DISTRIBUTORS -- The container's design is configured to allow distributors the ability to easily integrate the product in space and point of purchase displays at supermarkets and convenience stores without substantial modification to existing displays.

    PRICING -- The Company has designed the product to be easily and simply manufactured, with readily available components. The Company believes that container manufacturers are more likely to integrate the process with existing products so long as the incorporation of such technology does not result in substantial price increases to consumers.

    USE OF NON-TOXIC MATERIALS -- The Company's products utilize non-toxic, natural materials in its heating process. Management believes that consumers could be more likely to purchase the Company's products if they believe the beverage contents are not subject to toxic contamination from the heating source.

     The Company is continually evaluating certain design features of its self-heating containers to refine such items as: the speed and efficiency of the heat transfer; suitability for varied viscosity contents; maintaining structural integrity of the container; temperature control; and ease of use. Certain aspects of its proposed products are still under development.

OTHER PROPOSED PRODUCTS

     The Company plans to develop similar containers of differing designs, which may be able to be used for beverages or food. For example, the Company may develop a disposable self-heating baby bottle, which could be pre-filled with formula and heated on demand. The Company plans on conducting additional research and development into designs and potential uses of integrated thermal containers for medical, pharmaceutical, health and beauty products, and other potential industrial applications.

     The Company believes it may be able to formulate differing active ingredients to enable the contents of its integrated thermal containers to be cooled. Currently the Company has not expended substantial research and development efforts toward this and has not produced any prototypes of a self-cooling container. While the Company's patents also cover the self-cooling aspect, management believes its efforts are best focused on successful introduction of the self-heating technology.

     For the years ended December 31, 1999 and 1998, the Company expended $2,400,900 and $754,200 respectively, on research and development.

MARKETING

     The Company's principal marketing strategy is to persuade major food and beverage companies to test their branded products using Ontro's integrated thermal container technologies. The initial focus of the Company's marketing efforts will be on food and beverage companies who the Company believes may choose to package and sell containers including such contents as coffee, tea, hot chocolate, low-viscosity soups, and alcoholic beverages. The Company is targeting companies which have large operations in an effort to take advantage of their marketing and distribution capabilities and brand name recognition.

MANUFACTURING AND PRODUCTION

     The Company intends to license its patents to large container manufacturers. The Company believes this strategy could provide material benefits, including use of the greater manufacturing expertise of such companies, which could result in substantial reductions in container manufacturing costs. While no license agreements have been executed to date, the Company anticipates entering into licenses where the licensees are responsible for purchasing the raw materials, manufacturing or contracting for the manufacture of the container, labeling, marketing, selling, and distributing the integrated thermal container technology or any other related technologies licensed to them by the Company. There can be no assurance the Company will be able to license its technology to anyone including such companies, or on what terms.

     In January 1999 the Company moved into its administration offices and production facility and has installed additional integrated thermal container manufacturing equipment. The Company's new facility is dedicated to research and development and to manufacturing and assembling integrated thermal containers. The purpose of the manufacturing and assembly facilities is to demonstrate the commercial viability of the Company's manufacturing processes, to supply enough self-heating containers for additional testing and market studies, and to produce self-heating beverage containers for market testing with major food and beverage companies. The Company may, on a limited basis, fill the contents of containers at its facilities. The Company's semi-automated production facility is designed to allow most of the component parts of the Company's self-heating beverage container to be manufactured on the Company's premises. Certain components, including the activation device, are purchased from third party vendors. The Company believes its production facility will assist commercialization efforts as it is anticipated such production efforts will assist in further refinement of the Company's integrated thermal containers following future testing and marketing studies.

     The Company utilizes the blow-molding process to produce the main component of the Company's self-heating beverage containers. In the blow-molding process, pellets of plastic resins of different types are heated and extruded into a multi-layer tube of plastic. A two-piece metal mold is then closed around the plastic tube, and high pressure air is blown into it, causing a plastic container to form in conformance to the mold's shape. The Company believes the blow-molding method is an established process in the plastic beverage container industry. The Company believes the blow-molding process offers certain advantages, including the following: it is less expensive than injection molding; it is expected to allow the Company to more accurately control the thickness of the inner and outer walls of the container thereby assisting in heat retention and heat transfer; it generally results in a strong oxygen barrier which could increase shelf stability; and all equipment used in the process is generally available and can be purchased with little, if any, custom parts or conversions.

     To ensure contents are shelf stable, that is, they are able to be stored for long periods without benefit of refrigeration, the Company has refined the design of its containers so they may be filled by the various sterilization processes generally in use today for food and beverage containers. The design of the containers allows them to be processed through most of the commonly used methods of sterilization which are necessary to obtain shelf stability. The Company is continuing to further the development of its designs to enable its containers to be suitable for the "retort" method of sterilization. Sterilization methods generally expose the containers to high temperatures and/or pressures, for a designated period of time to sterilize the container of microorganisms which could have an effect upon the contents therein. Some sterilization processes place a great deal of stress on a container because the process subjects the container to high pressure and/or high temperature for a period of time which can challenge the seams or compromise the integrity of a plastic container. The Company believes its self-heating beverage containers will be able to satisfactorily endure the various sterilization processes with a liquid beverage or other food product inside. There can be no assurance the Company will resolve these design issues or resolve other design issues which may appear during testing or commercial use.

     To ensure licensees, if any, comply with the level of quality control standards the Company anticipates will be essential for its success, the Company intends to require its licensees to comply with the internationally recognized standards known as ISO 9000. The Company plans to actively review the production processes and to routinely test the goods produced by its licensees. The Company believes ISO 9000 standards are generally regarded as fairly rigorous. There can be no assurance the Company will be able to successfully require licensees or contractors to comply with these standards, or any specific quality control standards.

     The Company intends to design all integrated thermal containers used by its licensees or contract manufacturers, and intends to participate in the design of such parties' production tooling and molds. The Company plans on requiring molds and tooling used for the manufacture of containers utilizing its technologies to comply with specifications and quality control parameters established by the Company. There can be no assurance the Company will be able to adequately monitor, require or assure such parameters are met, or otherwise adequately control the manufacturing processes of any licensee.

RAW MATERIALS AND SUPPLIERS

     The primary raw materials used by the Company in the manufacture of its integrated thermal containers are plastic resins, polyvinyl chloride (plastic), calcium oxide, water, and foil seal lids. The Company does not currently have agreements with any of its suppliers for the purchase of its raw materials.

     The Company believes increases in the prices of its raw materials should be able to be passed along by its licensees and customers and ultimately to the consumer. The inability to pass on increased raw material prices could have a material adverse impact on the Company's business and financial condition.

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

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's integrated thermal container technology was developed by Ontro and Insta-Heat, Inc ("IHI") which is a wholly-owned subsidiary of the Company.

     To date, the Company and its subsidiary have six issued patents and three patent applications pending in the United States, each one relating to various aspects of the Company's integrated thermal container technology. Patent No. 5,461,867 was issued to IHI on October 31, 1995 and includes 39 claims regarding a container with an integral module for heating or cooling contents. Patent No. DES 371,513 was issued to IHI on July 9, 1996, and includes one claim regarding an end cap for a container. Patent No. 5,626,022 was issued to IHI on May 6, 1997, and is a continuation in part of Patent No. 5,461,867 and includes 25 claims regarding a container with an integral module for heating or cooling the contents. Patent No. 5,809,786 was issued to IHI on September 22, 1998 and is a continuation of Part of Patent No. 5,626,022 and includes seven claims regarding a container with an integral module for heating or cooling the contents. Patent No. 5,941,078 was issued to IHI on August 24, 1999, and is a continuation in part of Patent No. 5,809,786 and includes eight claims regarding a container with an integral module for heating or cooling the contents. Patent No. 5,979,164 was issued to IHI on November 9, 1999, and is a continuation in part of Patent No. 5,626,022 and includes four claims regarding a container with an integral module for heating or cooling the contents. There can be no assurance any patents will be issued to IHI as a result of IHI's pending applications, or if issued, such patents combined with existing patents will be sufficiently broad to afford protection against competitors using similar technology. The Company's success will depend in large part on its ability to obtain patents for integrated thermal container technologies and related technologies, if any, to defend patents once obtained, to maintain trade secrets and to operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The Company also has foreign patents accepted and pending for certain elements of the current and earlier designs of its integrated thermal containers, and has received approval on certain of these applications.

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

EMPLOYEES

     As of March 15, 2000, the Company employs 26 full-time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company does not anticipate hiring additional employees at this time.

                                  RISK FACTORS


NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

     The Company has experienced operating losses in each fiscal period since its inception in 1994. As of December 31, 1999, the Company had a deficit accumulated in the development stage of approximately $10.7 million. The Company expects to incur additional operating losses through at least 2000 and possibly thereafter. The Company has generated no significant revenues from operations. The development of the Company's integrated thermal containers will require the commitment of substantial resources in order to make it feasible for such containers to be sold, or for the underlying technology to be licensed to third parties, and/or for the Company to sell its proposed containers to distributors or others who may be responsible for the manufacture and marketing of the proposed containers. There can be no assurance the Company will be successful in any of these endeavors. There can be no assurance the Company will enter into arrangements with third parties for product development and commercialization, or will successfully market or license any containers. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market its proprietary containers or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could have a material adverse impact on the Company's business, financial condition and results of operations.

SUBSTANTIAL FUTURE CAPITAL REQUIREMENTS; NO ASSURANCE OF FUTURE FUNDING

     The Company will be required to make substantial expenditures to conduct existing and planned research and development, to manufacture or contract for the manufacture of, and to market its proposed containers. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 12 months at its anticipated level of operations, however, the Company believes it could implement cost saving measures in order to meet the Company's cash requirements for the next 18 months. The Company will seek additional funding during the next 18 months and may seek additional funding after such time. There can be no assurance any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

     The Company is a development stage enterprise. It has not completed the final development of any product and, has not begun to market or generate revenues from operations. The Company's first anticipated commercial product is a self-heating beverage container which will require final design improvements, testing, and marketing studies before it will likely be introduced in the marketplace. There can be no assurance such efforts will be successful, and the self-heating beverage container or any of the Company's other potential products under development will be able to be manufactured at acceptable costs and quality standards. The Company cannot predict with certainty when, if ever, it will begin to market the proposed self-heating beverage container or any other integrated thermal container it is developing, and currently expects them to be available to consumers sometime during the current year.

     While the Company believes it is in the final stages of completing development of its self-heating beverage container, additional work testing or verifying different aspects of the containers is planned before the prototypes will likely be put into commercial production. Such aspects include, but are not limited to, the areas of seam failure, heat transfer, type of content issues, heating control, sterilization, timing and temperature ranges, appearance, and packaging. The Company has identified certain unusual circumstances where the self-heating container could heat to unacceptably high levels and jeopardize the structural integrity of the container to the extent it might not withstand the market reliability and quality control standards generally required of containers for food and beverage products. The Company is researching different compositions of the active ingredients to increase the predictability of the heating reaction and simplify the manufacturing process. There can be no assurance the Company will be successful in completing such design refinements or achieve significant commercial distribution of its proposed products.

COMPLETE DEPENDENCE ON MARKET ACCEPTANCE OF INTEGRATED THERMAL CONTAINERS

     The Company has not yet commenced sales of its self-heating beverage container, which is currently the Company's only substantially developed product. The Company anticipates it will derive substantially all of its future revenues from royalty payments, if any, by licensees of its integrated thermal container technology. Consequently, the Company is entirely dependent on the successful introduction and commercial acceptance of this technology. Unless and until such integrated thermal containers receive market acceptance, the Company will not likely have any material source of revenue. There can be no assurance that integrated thermal containers will achieve market acceptance. The Company's ability to license its technology or sell its containers will be substantially dependent on the results of certain market studies, and there can be no assurance the studies currently underway or to be conducted in the future will demonstrate the level of probable market acceptance sufficient to interest licensees and distributors to enter into agreements with the Company regarding its products and technologies. Commercial acceptance of its containers will require the Company to successfully establish sales through distribution channels, of which there can be no assurance. Any such failure will likely have a material adverse effect on the Company's business, financial condition and results of operations. Failure of the Company's integrated thermal containers to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operations.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend, in large part, on the Company's ability to obtain patent protection for the proposed containers, both in the United States and in foreign countries. Ontro and its wholly owned subsidiary, IHI, currently have six patents issued, and three additional patent applications pending in the United States. There have been foreign counterparts to certain of these applications filed in other countries on behalf of IHI. The Company intends to file or have IHI file additional applications as appropriate for patents covering one or more proposed containers and related processes. There can be no assurance patents will issue from any of the pending applications, or for patents that have been issued or may be issued, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance any patents issued to IHI or to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide adequate proprietary protection to IHI or to the Company. In addition, any patents obtained by the Company will be of limited duration. All United States patents issuing from patent applications filed June 8, 1995 or thereafter will have a term of 20 years from the date of filing. All United States patents in force before June 8, 1995 will have a term of the longer of:
(i) 17 years from the date of issuance; or (ii) 20 years from the date of filing. All United States patents issuing from patent applications applied for before June 8, 1995 will have a term equal to the longer of: (i) 17 years from the date of issuance; or (ii) 20 years from the date of filing. All United States design patents have a 14 year life from the date of issuance.

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

     The Company also attempts to protect its proprietary and its licensed technology and processes by seeking to obtain confidentiality agreements with its contractors, consultants, employees, potential collaborative partners, licensees, customers and others. There can be no assurance these agreements will adequately protect the Company, will not be breached, the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. This approach could increase the risk to the Company which may not be able to protect its proprietary and licensed technology.

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

LIMITED MANUFACTURING FACILITIES; PROBABLE SIGNIFICANT DEPENDENCE ON LICENSEES FOR MANUFACTURE, MARKETING, AND SALE OF PROPOSED PRODUCTS

     The Company's strategy is to license its integrated thermal technologies to container manufacturers. The Company anticipates requiring such companies to be responsible for the manufacture, marketing, and sale of the overwhelming majority of the Company's proposed containers. The Company has purchased equipment which will enable it to manufacture self-heating beverage containers for testing and marketing studies, and to sell limited quantities of certain self-heating containers to customers. The Company intends to require most of its distributors and other customers to manufacture and market the containers they purchase or license, or to contract for the manufacture, marketing, and distribution of the containers. There can be no assurance the Company will enter into satisfactory license agreements with any parties for the manufacture, marketing, or sale of its integrated thermal containers; that such licenses, if any, will result in revenues to the Company; the Company will enter into any agreements with distributors or others for the manufacture, marketing, or sale of its proposed containers, or that parties who do enter into such agreements will perform adequately. In the event the Company is unable to license its technology to third parties or is unable to require third parties to manufacture, market, and sell substantial quantities of its proposed containers, the Company could be required to develop adequate manufacturing facilities to fulfill any demand for its containers. The development of such facilities could require additional capital, personnel, and other resources beyond any available resources of the Company at this time. There can be no assurance the Company will be able to successfully establish such manufacturing operations or obtain any additional capital.

PROBABLE DEPENDENCE ON OUTSIDE PARTIES FOR MARKETING AND DISTRIBUTION

     If the Company is successful in completing the development of its proposed integrated thermal containers the Company intends to primarily market its proposed products through contractual arrangements with others such as licensing, distribution or similar collaborative agreements. This may result in a lack of control by the Company over some or all of the material marketing and distribution aspects of its potential products. There can be no assurance the Company will be able to maintain the quality of its products when they are manufactured by unrelated parties. Any significant quality control problems could result in excessive recalls, increased product liability exposure, and reduced market acceptance.

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

     The Company's future growth and profitability is expected to depend, in large part, on the success of its licensees, if any, and others who may participate in marketing efforts on behalf of the Company. Success in marketing the Company's containers will be substantially dependent on educating the targeted markets as to the distinctive characteristics and perceived benefits of the Company's proposed containers.

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

DEPENDENCE UPON KEY PERSONNEL

      The Company's success in developing marketable containers and achieving a competitive position will depend, in large part, on its ability to attract and retain qualified management personnel, and in particular to retain Mr. Scudder and Mr. Berntsen. The Company's technology was primarily developed by Mr. Scudder and Mr. Berntsen. Messrs. Scudder and Berntsen have entered into employment agreements obligating them to provide services to the Company through August 2002. The loss of either of these individuals could have a material adverse impact on the business and operations of the Company. The Company maintains life insurance policies on Messrs. Scudder and Berntsen, but no assurance can be given that the proceeds from any such policy will be adequate to offset the loss of their services.

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

EXPOSURE TO FLUCTUATIONS IN RESIN PRICES AND SUPPLY

     The Company intends to manufacture certain parts of the proposed integrated thermal containers using plastic resins. The Company does not currently have agreements with any raw material suppliers, including suppliers of resins. The Company intends to enter into agreements with resin and other raw material suppliers. There can be no assurance the Company will obtain supply agreements on acceptable terms and conditions. Since plastic resin is anticipated to be a principal component in the Company's proposed containers, the Company's financial performance could become materially dependent on its ability, and the ability of its licensees, if any, to acquire resin in acceptable amounts and at acceptable costs, and to pass resin price increases on to its future customers through contractual agreements or otherwise. The capacity, supply, and demand for plastic resins and the petrochemical intermediates from which they are produced are subject to cyclical price fluctuations, including those arising from supply shortages. There can be no assurance a significant increase in resin prices or a shortage of supply would not have a material adverse impact on the business, financial condition, and results from operations of the Company.

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

CONTROL BY PRESENT SHAREHOLDERS; POSSIBLE DEPRESSIVE EFFECT ON THE COMPANY'S SECURITIES

     As of December 31, 1999 the Company's officers and directors own 1,076,227 of the outstanding shares representing 16.4% of the currently outstanding Common Stock. The Company's officers and directors also have the right to acquire an additional 853,550 shares of Common Stock, which are reserved for issuance upon the exercise of existing options. Accordingly, if the Company's officers and directors exercised all of the options they currently hold, they could own up to 26.1% of the Company's outstanding Common. The price range for the officers' and directors' options is $1.00 to $3.38 per share. The concentration of ownership by the Company's officers and directors may discourage potential acquirers from seeking control of the Company through the purchase of Common Stock, and this possibility could have a depressive effect on the price of the Company's Securities.

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

ANTI-TAKEOVER PROVISIONS; LIMITATION ON VOTING RIGHTS

     The Company's Amended and Restated Articles of Incorporation ("Articles") and its Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles also include provisions restricting shareholder voting rights. The Company's Articles include a provision prohibiting action by written consent of the shareholders. The Company's Articles provide that certain provisions of the Articles may only be amended by a vote of 66 2/3% of the shareholders. The Company's Articles also require that shareholders give advance notice to the Company of any nomination for election to the Board of Directors, or other business to be brought at any shareholders' meeting. This provision makes it more difficult for shareholders to nominate candidates to the Board of Directors who are not supported by management. In addition, the Articles require advance notice for shareholder proposals to be brought before a meeting of shareholders and requires the notice to specify certain information regarding the shareholder and the proposal. This provision makes it more difficult to implement shareholder proposals even if a majority of shareholders are in support thereof. Each of these provisions may also have the effect of deterring hostile take-overs or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company's Articles and Bylaws may represent a conflict of interest between management and the shareholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct. The Articles provide that the shareholders' right to cumulative voting will terminate automatically when the Company's shares are listed on the New York Stock Exchange ("NYSE") or the American Stock Exchange ('AMEX"), or if listed on the Nasdaq National Market System ("Nasdaq NMS") and the Company has at least 800 shareholders as of the record date for the most recent meeting of shareholders. Cumulative voting is currently in effect for the Company. When and if the Company so qualifies, the absence of cumulative voting may have the effect of limiting the ability of minority shareholders to effect changes in the Board of Directors and, as a result, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company.

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

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ AND POSSIBLE MARKET ILLIQUIDITY

     While the Company's Common Stock and Warrants are currently listed on Nasdaq there can be no assurance the Company will meet the criteria for continued listing of these securities on Nasdaq. Based on existing listing criteria, a Nasdaq listing will generally require the Company to have total assets (excluding goodwill) which are $2,000,000 in excess of its total liabilities, plus have a minimum public distribution of 500,000 shares of Common Stock with a minimum of 300 public holders of 100 shares or more, a minimum bid price of $1.00 per share, and aggregate market value of publicly held shares of $1,000,000. Nasdaq has rules which make continued listing of companies on Nasdaq more difficult than in the past and Nasdaq has significantly increased its enforcement efforts with regard to Nasdaq listing standards. Removal from Nasdaq, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. Trading, if any, in the Common Stock would then be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. There is no assurance the Company will be successful in maintaining its listing.

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

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock and Common Stock Warrants are traded on the Nasdaq Small Cap Market under the symbols, "ONTR" and "ONTRW", respectively. The Company's Units sold as part of the initial public offering were separated into Common Stock and Warrants on May 11, 1998. The over-the-counter quotations provided, reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not reflect actual transactions. The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq Small Cap Market for the 1999 periods indicated:

     Beginning Date          Ending Date               High               Low
     --------------          -----------               ----               ----
     January 1               March 31                  $4.00              2.50
     April 1                 June 30                    3.13              2.44
     July 1                  September 30               2.88              1.75
     October 1               December 31                3.50              1.13

     During the last two fiscal years the Company did not declare or pay any cash dividends on its Common Stock. The Company currently plans to retain all of its earnings, if any, to support the development and expansion of its business, and has no present intention on paying any dividends on the Common Stock in the foreseeable future.

     The Board of Directors authorized ongoing issuances of restricted common stock to the Company's outside Directors and legal counsel as consideration for a portion of legal counsel's monthly legal services and any extraordinary fees paid to outside directors for services rendered other than attending meetings. During 1999 the Company issued 2,832 common shares at a weighted average price of $2.22. The Company relied upon the exemptions provided by Section 4(2) and Regulation D of the Securities Act. Legends were placed on all certificates.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

     Ontro, Inc. is engaged in the research and development of integrated thermal containers. The Company, through a wholly-owned subsidiary, has worldwide rights to patented and patent pending products and technology for self-heating and self-cooling containers. The Company plans on licensing its integrated thermal containers to container manufacturers who will manufacture and sell the containers to food and beverage companies who will fill and distribute under their own brand names. At this time the Company is still in its development stage with no commercially available products and there can be no assurance that the Company will successfully develop, manufacture, and market its proprietary containers or technologies.

     The Company has generated minimal revenues from product sales and research and development projects and no licensing agreements have been signed. The Company has relied on public and private equity financing as well as bridge loans as the major sources of funds. The Company has been unprofitable since its inception and expects to incur additional operating losses in 2000. As of December 31, 1999, the Company's accumulated deficit was approximately $10.7 million.

RESULTS OF OPERATIONS

     The Company incurred losses of $4,216,100, or $(0.65) per share, and $2,691,700, or $(0.51) per share, for the years ended December 31, 1999 ("1999") and December 31, 1998 ("1998"), respectively.

     In 1999 the Company earned revenues of $43,100. These revenues related to payments by a customer for research and development services and molds.

     Research and development costs increased $1,646,700 to $2,400,900 in 1999 compared to $754,200 in 1998. This increase is due to (1) additional costs of outside consultants and companies hired by the Company to aid in its research and development efforts, (2) increase in salaries from hiring additional full-time employees and increases in wages to existing employees, (3) increases related to testing prototypes of self-heating containers as well as laboratory testing of various elements of the container, materials, and the self-heating process, (4) increases in uses of supplies and other operational expenses, (5) increases in depreciation related to research and development equipment, and (6) higher rent on the Company's new facility.

     The Company's marketing, general and administrative expenses increased $83,700 to $2,132,200 in 1999 compared to $2,048,500 in 1998. This increase is due to increases in salaries to existing employees as well as the hiring of additional employees and overall increases in general corporate spending due to increased business activities.

     Interest expense was $18,500 in 1999 compared to $259,100 in 1998. The decrease was a result of repayment of substantially all of the Company's debt following its IPO.

     Interest income decreased $77,700 to $292,400 in 1999 compared to $370,100 in 1998. Interest income continues to decrease as a result of a decreasing cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through public and private sales of its equity securities as well as bridge financing. As of December 31, 1999, the Company's cash and cash equivalents and investments totaled $3,547,100.

     Primary uses of cash during the year included $2,520,500 for the Company's operations and working capital requirements, patent costs of $56,000, payments on capital lease obligations of $18,600, and purchase of equipment and leasehold improvements of $3,250,100. The Company plans to continue its policy of investing excess funds in short- and long-term, investment-grade, interest-bearing instruments.

     The Company's future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 12 months at its anticipated level of operations, however, the Company believes it could implement cost saving measures in order to meet the Company's cash requirements for the next 18 months. The Company will seek additional funding during the next 18 months and may seek additional funding after such time. There can be no assurance any additional funding will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its production development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective for all fiscal years beginning after June 15, 2000. The accounting for charges in fair value gains and losses depends on the intended use of the derivative and its resulting designation. Management does not believe the adoption of SFAS No. 133 will have a material impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS


                                   ONTRO, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                           PAGE

Independent Auditors' Report                                                21

Consolidated Balance Sheets                                                 22
     December 31, 1998 and 1999

Consolidated Statements of Operations:                                      23
     For the years ended December 31, 1998 and 1999
     Period from inception (November 8, 1994) to December 31, 1999

Consolidated Statements of Shareholders' Equity (Deficit):                  24
     Period from inception (November 8, 1994) to December 31, 1999

Consolidated Statements of Cash Flows:                                      25
     For the years ended December 31, 1998 and 1999
     Period from inception (November 8, 1994) to December 31, 1999

Notes to Consolidated Financial Statements                                  26

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ontro, Inc. and subsidiary (a development stage enterprise) as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 and for the period from November 8, 1994 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.




/s/  KPMG, LLP
--------------

San Diego, California
February 18, 2000

                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                                          Consolidated Balance Sheets
                                          December 31, 1998 and 1999

                                    ASSETS                                           1998            1999
Current assets:
     Cash and cash equivalents                                                  $   6,279,000       2,848,800
     Investments held-to-maturity                                                   2,009,400         698,300
     Prepaid expenses and other current assets                                        222,000         284,100
                                                                                --------------  --------------
                 Total current assets                                               8,510,400       3,831,200

Investments held-to-maturity                                                        1,026,700              --
Property and equipment, net                                                         1,246,700       3,790,500
Deposits and other assets                                                           1,194,300         152,700
Intangible assets, net                                                                348,500         389,300
                                                                                --------------  --------------
                                                                                $  12,326,600       8,163,700
                                                                                ==============  ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accrued expenses                                                           $     519,600         256,200
     Current portion of capital lease obligations                                      16,100          28,000
     Notes payable                                                                         --          83,600
                                                                                --------------  --------------
                 Total current liabilities                                            535,700         367,800

Capital lease obligations, excluding current portion                                   25,100          11,500
Accrued rent                                                                               --          18,100
                                                                                --------------  --------------
                 Total liabilities                                                    560,800         397,400

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized,
        no shares issued                                                                   --              --
     Common stock, no par value, 20,000,000 shares authorized,
        6,489,478 and 6,539,145 shares issued and outstanding in
        1998 and 1999, respectively                                                17,471,600      17,478,300
     Additional paid-in capital                                                       808,300       1,054,500
     Deficit accumulated during the development stage                              (6,503,700)    (10,719,800)
     Deferred compensation                                                            (10,400)        (46,700)
                                                                                --------------  --------------
                 Total shareholders' equity                                        11,765,800       7,766,300
                                                                                --------------  --------------

Commitments and contingencies                                                   $  12,326,600       8,163,700
                                                                                ==============  ==============

See accompanying notes to consolidated financial statements.

                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                                     Consolidated Statements of Operations

                                                                                                     FROM
                                                                                                  INCEPTION
                                                                                                 (NOVEMBER 8,
                                                                                                   1994) TO
                                                                   YEARS ENDED DECEMBER 31,      DECEMBER 31,
                                                                     1998            1999            1999
                                                                --------------  --------------  --------------
Revenues                                                        $          --          43,100          43,100

Operating expenses:
     Marketing, general and administrative                          2,048,500       2,132,200       6,909,200
     Research and development                                         754,200       2,400,900       4,039,000
                                                                --------------  --------------  --------------
                 Total operating expenses                           2,802,700       4,533,100      10,948,200
                                                                --------------  --------------  --------------

Other income (expense):
     Interest expense                                                (259,100)        (18,500)       (482,200)
     Interest income                                                  370,100         292,400         667,500
                                                                --------------  --------------  --------------
                 Total other income (expense)                         111,000         273,900         185,300
                                                                --------------  --------------  --------------
                 Net loss                                       $  (2,691,700)     (4,216,100)    (10,719,800)
                                                                ==============  ==============  ==============

                 Basic and diluted net loss per share           $       (0.51)          (0.65)
                                                                ==============  ==============

See accompanying notes to consolidated financial statements.

                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                           Consolidated Statements of Shareholders' Equity (Deficit)

                                                                         COMMON STOCK             ADDITIONAL
                                                                ------------------------------     PAID-IN
                                                     DATE           SHARES          AMOUNT         CAPITAL
                                                --------------  --------------  --------------  --------------
Issuance of common stock at $.032 per share         12/94           1,088,200   $      35,000              --
Net loss                                                                   --              --              --
                                                                --------------  --------------  --------------
Balance at December 31, 1994                                        1,088,200          35,000              --

Issuance of common stock at $.032 per share          5/95             177,100           5,700              --
Issuance of common stock at $.889 per share      6/95 - 12/95          98,400          87,500              --
Net loss                                                                   --              --              --
                                                                --------------  --------------  --------------
Balance at December 31, 1995                                        1,363,700         128,200              --

Issuance of common stock at $.699 per share      9/96 - 10/96       1,001,800         700,000              --
Issuance of common stock at $.71 per share
    for services                                    10/96              42,200          29,900              --
Issuance of common stock at $.889 per share      1/96 - 6/96          119,500         106,300              --
Issuance of common stock at $.889 per share
    for services                                 1/96 - 7/96           59,100          52,500              --
Issuance of common stock at $.889 per share
    in exchange for loan guarantees               6/96, 7/96          140,600         125,000              --
Fair value of detachable warrants on debt           12/96                  --              --           7,000
Issuance of stock options                                                  --              --         785,000
Net loss                                                                   --              --              --
                                                                --------------  --------------  --------------
Balance at December 31, 1996                                        2,726,900       1,141,900         792,000

Fair value of detachable warrants on debt        1/97 - 5/97               --              --          94,500
Issuance of stock options to nonemployees            2/97                  --              --          16,400
Exercise of stock options                         3/97, 7/97           17,000          12,000              --
Issuance of common stock and warrants                5/97             222,222         444,400          55,600
Issuance of common stock at $2.00 per share
    for services                                  6/97, 8/97            8,000          16,000              --
Issuance of common stock at $3.13 per share          9/97              31,949         100,000              --
Issuance of common stock at $3.13 per share         10/97              12,820          40,000              --
Issuance of common stock and warrants at
    $4.25 per unit                                  10/97              70,587         292,900           7,100
Compensation related to grant of stock options                             --              --              --
Net loss                                                                   --              --              --
                                                                --------------  --------------  --------------
Balance at December 31, 1997                                        3,089,478       2,047,200         965,600

Compensation related to modification of
    detachable warrants on debt                      2/98                  --              --          94,300
Cancellation of stock options                        3/98                  --              --        (378,000)
Issuance of common stock and warrants
    at $5.50 per unit, net of issuance costs         5/98           3,400,000      15,424,400         340,000
Return of equity to IHI shareholders                 5/98                  --              --        (397,900)
Issuance of warrants, net of issuance costs          7/98                  --              --          47,300
Issuance of stock options to a nonemployee           9/98                  --              --         137,000
Compensation related to grant of stock options                             --              --              --
Net loss                                                                   --              --              --
                                                                --------------  --------------  --------------
Balance at December 31, 1998                                        6,489,478      17,471,600         808,300

Compensation related to grant of stock options                             --              --         246,200
Exercise of stock options                         5/99, 7/99           46,835             400              --
Issuance of common stock for services            6/99 - 12/99           2,832           6,300              --
Net loss                                                                   --              --              --
                                                                --------------  --------------  --------------
Balance at December 31, 1999                                        6,539,145   $  17,478,300       1,054,500
                                                                ==============  ==============  ==============

                                                                                                   (continued)

                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                           Consolidated Statements of Shareholders' Equity (Deficit)

                                                    DEFICIT
                                                  ACCUMULATED                      TOTAL
                                                   DURING THE                   STOCKHOLDERS'
                                                  DEVELOPMENT      DEFERRED        EQUITY
                                                     STAGE       COMPENSATION     (DEFICIT)
                                                --------------  --------------  --------------
Issuance of common stock at $.032 per share                --              --          35,000
Net loss                                              (12,500)             --         (12,500)
                                                --------------  --------------  --------------
Balance at December 31, 1994                          (12,500)             --          22,500

Issuance of common stock at $.032 per share                --              --           5,700
Issuance of common stock at $.889 per share                --              --          87,500
Net loss                                             (164,100)             --        (164,100)
                                                --------------  --------------  --------------
Balance at December 31, 1995                         (176,600)             --         (48,400)

Issuance of common stock at $.699 per share                --              --         700,000
Issuance of common stock at $.71 per share
    for services                                           --              --          29,900
Issuance of common stock at $.889 per share                --              --         106,300
Issuance of common stock at $.889 per share
    for services                                           --              --          52,500
Issuance of common stock at $.889 per share
    in exchange for loan guarantees                        --              --         125,000
Fair value of detachable warrants on debt                  --              --           7,000
Issuance of stock options                                  --        (405,700)        379,300
Net loss                                           (1,468,400)             --      (1,468,400)
                                                --------------  --------------  --------------
Balance at December 31, 1996                       (1,645,000)       (405,700)       (116,800)

Fair value of detachable warrants on debt                  --              --          94,500
Issuance of stock options to nonemployees                  --         (16,400)             --
Exercise of stock options                                  --              --          12,000
Issuance of common stock and warrants                      --              --         500,000
Issuance of common stock at $2 per share for
    services                                               --              --          16,000
Issuance of common stock at $3.13 per share                --              --         100,000
Issuance of common stock at $3.13 per share                --              --          40,000
Issuance of common stock and warrants at
    $4.25 per unit                                         --              --         300,000
Compensation related to grant of stock options             --          23,800          23,800
Net loss                                           (2,167,000)             --      (2,167,000)
                                                --------------  --------------  --------------
Balance at December 31, 1997,                      (3,812,000)       (398,300)     (1,197,500)

Compensation related to modification of
    detachable warrants on debt                            --              --          94,300
Cancellation of stock options                              --         378,000              --
Issuance of common stock and warrants
    at $5.50 per unit, net of issuance costs               --              --      15,764,400
Return of equity to IHI shareholders                       --              --        (397,900)
Issuance of warrants, net of issuance costs                --              --          47,300
Issuance of stock options to a nonemployee                 --              --         137,000
Compensation related to grant of stock options             --           9,900           9,900
Net loss                                           (2,691,700)             --      (2,691,700)
                                                --------------  --------------  --------------
Balance at December 31, 1998                       (6,503,700)        (10,400)     11,765,800

Compensation related to grant of stock options             --         (36,300)        209,900
Exercise of stock options                                  --              --             400
Issuance of common stock for services                      --              --           6,300
Net loss                                           (4,216,100)             --      (4,216,100)
                                                --------------  --------------  --------------
Balance at December 31, 1999                      (10,719,800)        (46,700)      7,766,300
                                                ==============  ==============  ==============

See accompanying notes to consolidated financial statements

                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                                     Consolidated Statements of Cash Flows

                                                                                                     FROM
                                                                                                  INCEPTION
                                                                                                (NOVEMBER 8,
                                                                                                   1994) TO
                                                                   YEARS ENDED DECEMBER 31,      DECEMBER 31,
                                                                     1998            1999            1999
                                                                --------------  --------------  --------------
Cash flows from operating activities:
    Net loss                                                    $  (2,691,700)     (4,216,100)    (10,719,800)
    Adjustments to reconcile net loss to net cash used in
       operating activities, excluding effect of acquisition:
         Depreciation and amortization                                 97,800         745,200         979,700
         Amortization of deferred financing costs                     155,400              --         195,800
         Issuance of common stock for services                             --           6,300         229,700
         Compensation for stock options and certain warrants          146,900         209,900         759,900
         Increase in prepaid expenses and other current assets       (212,200)        (62,100)       (284,100)
         Decrease (increase) in deposits and other assets          (1,131,800)      1,041,600        (152,700)
         Increase (decrease) in accrued expenses                      (55,100)       (263,400)        234,200
         Increase in accrued rent                                          --          18,100          18,100
                                                                --------------  --------------  --------------
               Net cash used in operating activities               (3,690,700)     (2,520,500)     (8,739,200)
                                                                --------------  --------------  --------------

Cash flows from investing activities:
    Acquisition of business                                          (481,200)             --        (481,200)
    Intangible assets                                                (253,300)        (56,000)       (317,000)
    Purchase of property, equipment and leasehold improvements       (934,800)     (3,250,100)     (4,516,300)
    Purchase of investments held to maturity                      (10,351,900)     (4,333,700)    (14,685,600)
    Proceeds from sale of investments held to maturity              7,323,600       6,664,700      13,988,300
                                                                --------------  --------------  --------------
               Net cash used in investing activities               (4,697,600)       (975,100)     (6,011,800)
                                                                --------------  --------------  --------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants        16,161,000             400      18,047,900
    Deferred offering costs                                                --              --        (349,300)
    Proceeds from notes payable                                       710,000         147,500       2,252,500
    Payments on notes payable                                      (2,105,000)        (63,900)     (2,168,900)
    Payments on capital lease obligations                            (103,800)        (18,600)       (182,400)
                                                                --------------  --------------  --------------
               Net cash provided by financing activities           14,662,200          65,400      17,599,800
                                                                --------------  --------------  --------------

Net increase (decrease) in cash and cash equivalents                6,273,900      (3,430,200)      2,848,800
Cash and cash equivalents, beginning of period                          5,100       6,279,000              --
                                                                --------------  --------------  --------------
Cash and cash equivalents, end of period                        $   6,279,000       2,848,800       2,848,800
                                                                ==============  ==============  ==============

Supplemental disclosure of cash flow information - cash
    paid during the period for interest                         $     207,400          18,500         243,300

Supplemental disclosure of noncash transactions:
    Equipment acquired under capital lease                                 --          16,900         221,900
    Warrants issued in connection with debt                            94,300              --         195,800

Detail of acquisition:
    Patents acquired                                                  105,300              --         105,300
    Liabilities assumed                                               (22,000)             --         (22,000)
    Return of equity to IHI shareholders                              397,900              --         397,900
                                                                --------------  --------------  --------------
               Cash paid for acquisition                        $     481,200              --         481,200
                                                                ==============  ==============  ==============

See accompanying notes to consolidated financial statements.

 (1)   NATURE OF OPERATIONS

       Ontro, Inc. "Ontro" or the "Company" (formerly Self-Heating Container Corporation of California), was incorporated on November 8, 1994 under the laws of the state of California. Through the Company's acquisition of Insta-Heat, Inc. (IHI) in March 1998 (Note 8), Ontro has exclusive worldwide rights to produce, market, and distribute a self-heating container.

       The Company is a development stage enterprise. Accordingly, the Company's operations have been directed primarily toward raising capital, developing business strategies, research and development, establishing sources of supply, acquiring operating assets, initial production, and recruiting personnel. The Company commenced operations during 1994.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the financial statements of Ontro, Inc. and its wholly owned subsidiary Insta-Heat, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)    CASH EQUIVALENTS

              Cash equivalents consist of money market funds and U.S. Treasury securities with an initial term of less than 3 months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       (c)    INVESTMENT SECURITIES

              Investment securities at December 31, 1999 consist of debentures and commercial paper. The Company classifies its debt securities as held-to-maturity. Held-to-maturity securities are securities in which the Company has the ability and intent to hold the security until maturity. All held-to-maturity securities at December 31, 1999 mature in 2000 and are recorded at amortized cost. At December 31, 1998 and 1999, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrealized gains or losses. Interest income is recognized when earned.

       (d)    PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost. Equipment acquired under capital lease is recorded at the present value of the future minimum lease payments. Depreciation and amortization of property and equipment are calculated using the straight-line method over the estimated useful lives of such assets, which range from 3 to 10 years. Equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the asset.

       (e)    INTANGIBLE ASSETS

              Intangible assets consist principally of patents and are carried at cost less accumulated amortization. Costs are amortized on a straight-line basis over the estimated useful life of each patent, which ranges from 4 to 16 years. Accumulated amortization at December 31, 1998 and 1999 was $17,700 and $33,000, respectively.

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

       (h)    INCOME TAXES

              Until September 1996, the Company's shareholders elected to have the Company be treated as an S Corporation in which all income, losses and credits passed through to the shareholders to be reported on their personal tax returns. Thus, no deferred Federal taxes were provided since the Company was not liable for Federal income taxes. In September 1996, the Company became a C Corporation.

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

       (j)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying amounts of cash and cash equivalents, investments held-to-maturity and accrued expenses approximate fair values due to the short-term nature of these instruments. The carrying amount of the notes payable at December 31, 1999 is a reasonable estimate of fair value as terms of these instruments are substantially similar to terms which could be obtained by the Company from similar parties.

       (k)    NET LOSS PER SHARE

              Net loss per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share (EPS) excludes the dilutive effects of options, warrants and other potentially dilutive instruments. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Options, warrants, and other potentially dilutive instruments are excluded from the computation of diluted EPS if their effect is antidilutive.

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                     1998            1999
                                                                --------------  --------------

         Numerator:
             Net loss                                           $  (2,691,700)     (4,216,100)
                                                                ==============  ==============

         Denominator:
             Denominator for basic and diluted EPS -
               weighted-average shares outstanding                  5,259,889       6,511,763
                                                                ==============  ==============

         Basic and diluted net loss per share                   $       (0.51)          (0.65)
                                                                ==============  ==============

              Options and warrants totaling 5,576,252 and 6,166,967 shares were excluded from the computations of net loss per share for the years ended December 31, 1998 and 1999, respectively, as their effect is antidilutive.

       (l)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (m)    RECLASSIFICATIONS

              Certain reclassifications have been made to certain prior year balances in order to conform with current year presentation.

(3)    PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1998 and 1999 consists of the following:

                                                                     1998            1999
                                                                --------------  --------------

      Machinery and equipment                                   $     506,800       3,039,300
      Molds                                                           175,900         324,500
      Office equipment                                                 69,200         243,700
      Leasehold improvements                                          708,800       1,120,200
      Transportation equipment                                         10,500          10,500
                                                                --------------  --------------

                                                                    1,471,200       4,738,200
      Less accumulated depreciation and amortization                 (224,500)       (947,700)
                                                                --------------  --------------

                                                                $   1,246,700       3,790,500
                                                                ==============  ==============

       Assets recorded under capital leases had a total cost of $205,000, less accumulated amortization of $88,900 as of December 31, 1998 and $221,900, less accumulated amortization of $135,800 as of December 31, 1999, and are included in property and equipment in the accompanying balance sheet.

(4)    INCOME TAXES

       Income tax expense for the years ended December 31, 1998 and 1999 differs from the amount computed by applying the Federal statutory rate of 34% as follows:

                                                                     1998             1999
                                                                --------------  --------------
      Computed at Federal statutory rate                        $    (915,200)     (1,433,500)
      State tax                                                      (223,600)       (337,200)
      Change in the valuation allowance                             1,165,400       2,176,900
      Research & development credits                                       --        (395,000)
      Nondeductible expenses                                           11,200          25,200
      Other, net                                                      (37,800)        (36,400)
                                                                --------------  --------------

                                                                $          --              --
                                                                ==============  ==============


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1999 are as follows:

                                                                     1998             1999
                                                                --------------  --------------
      Deferred tax assets:
          Accrued rent                                          $          --           7,700
          Property and equipment due to
                differences in depreciation                                --          18,900
          Deferred financing costs                                     26,100          26,100
          Compensation expense                                         85,300         169,500
          Accrued vacation                                             22,800          20,000
          Deferred compensation                                        18,000          18,000
          Net operating loss carryforwards                          2,125,700       3,775,000
           Research & development credits                                  --         395,000
                                                                --------------  --------------

                    Total gross deferred tax assets                 2,277,900       4,430,200

      Valuation allowance                                          (2,226,700)     (4,403,600)
                                                                --------------  --------------

                    Net deferred tax assets                            51,200          26,600
                                                                --------------  --------------

      Deferred tax liabilities:
          Property and equipment due to differences in
            depreciation                                               21,200              --
          Software development costs                                   26,600          26,600
          Other                                                         3,400              --
                                                                --------------  --------------

                    Total deferred tax liabilities                     51,200          26,600
                                                                --------------  --------------

                    Net deferred income taxes                   $          --              --
                                                                ==============  ==============

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the historical losses incurred to date and the uncertainty of the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences.

       At December 31, 1999, the Company had available net operating loss carryforwards of approximately $8,807,000 for Federal income tax reporting purposes which expire from 2011 to 2019. The net operating loss carryforwards for state purposes which expire from 2001 to 2004, approximate Federal net operating loss carryforwards.

       In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control is limited.

(5)    LEASES

       The Company leases office and plant facilities in Poway, California and office and plant equipment under noncancelable operating lease agreements that expire at various dates during the next five years. The Company also maintains capital leases on equipment.

       Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1999 are as follows:

                                                                    CAPITAL        OPERATING
            Year ending December 31,                                 LEASE           LEASE
            ------------------------                            --------------  --------------
                2000                                            $      29,300         343,900
                2001                                                    4,100         353,300
                2002                                                    4,100         363,000
                2003                                                    4,100         373,100
                2004                                                    1,100              --
                                                                --------------  --------------

            Total minimum lease commitments                            42,700   $   1,433,300
                                                                                ==============
            Less amount representing interest (at rates
                ranging from 9.9% to 19.0%)                            (3,200)
                                                                --------------

            Present value of future minimum capital lease
                obligations
                                                                       39,500
            Less current portion of capital lease obligations         (28,000)
                                                                --------------

            Capital lease obligations, excluding current
                portion                                         $      11,500
                                                                ==============

       Rent expense was $81,400 and $357,900 for the years ended December 31, 1998 and 1999, respectively.

       In February, 1999, the Company entered into a sub-lease agreement, whereby the Company sublet a portion of its main facility. Future minimum lease income to be received under this agreement approximates $100,000 through March 2001. Total rent revenue received for the fiscal year ended December 31, 1999 was $44,000.

(6)    NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

       During 1996 and 1997, the Company obtained loans from bridge lenders (Bridge Loans) with an interest rate of 10% per annum and accrued principal and interest due at the earlier of 5 days after the completion of an initial public offering (IPO) by the Company or 24 months. Attached to these loans were warrants to purchase 230,000 shares of common stock of the Company at a price of $1.00 per share (Note 8). One loan for $55,000 from a related party also included a provision which allowed the Company, at its discretion, to convert the amount of principal and interest owed to common stock in the event of an IPO based on a price per share which was 50% of the IPO price.

       During 1997 and 1998, the Company borrowed a total of $860,000 from investors. These loans included interest rates ranging from 10% to 12% per annum with accrued principal and interest due the earlier of 120 days or 5 days after the completion of an IPO by the Company.

       In May 1998, with proceeds from the Company's IPO (Note 8), the Company repaid all of the above debts outstanding including principal and interest.

       The Company obtained a bank line of credit for $177,500 to secure a letter of credit which collateralizes the Company's office and plant facility lease. The line of credit is due on demand, bears interest at 8.75% payable monthly, and expires in September 2000. No amount has been drawn on this line.

(7)    SHAREHOLDERS' EQUITY

       (a)    PREFERRED STOCK

              The Company has 5,000,000 shares of preferred stock authorized for issuance with no par value. No shares have been issued.

       (b)    PUBLIC OFFERING

              In May 1998, the Company completed an IPO of 3,400,000 units consisting of one share of common stock and a warrant to purchase one share of common stock of the Company at an IPO price of $5.50 per unit. Prior to the IPO, there was no public market for the Company's common stock. The net proceeds of the offering, after deducting applicable underwriting discounts and offering expenses, were approximately $15.8 million. The Company used approximately $2.1 million of the net proceeds to repay outstanding debt.

       (c)    STOCK INCENTIVE PLANS

              During the year ended December 31, 1996, the Board of Directors adopted an equity incentive stock option plan for executives and key employees (the Plan). The Plan authorizes the granting of options to purchase shares of the Company's common stock. Options vest evenly over 0 to 4 years from the date of grant. Options expire 5 to 10 years after the date of grant, or at the employee's termination date, if earlier. The number of shares authorized for the Plan is 1,045,400. At December 31, 1999, there were 294,850 shares available for grant under the Plan.

       The following is a summary of the Plan's activity for the years ended December 31, 1998 and 1999:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                    NUMBER        EXERCISE
                                                                  OF SHARES         PRICE
                                                                --------------  --------------
             Outstanding at January 1, 1998                           113,000   $        1.09
             Granted                                                  333,050            1.88
                                                                --------------  --------------
             Outstanding at December 31, 1998                         446,050            1.68
             Granted                                                  304,500            2.13
                                                                --------------  --------------

             Outstanding at December 31, 1999                         750,550   $        1.86
                                                                ==============  ==============

             Exercisable at December 31, 1999                         328,848   $        1.69
                                                                ==============  ==============

       The range of exercise prices and weighted-average remaining contractual life for options outstanding as of December 31, 1999 was $1.00 - $3.00 and approximately 6 years, respectively.

       In September 1998 the Company adopted an Executive Performance Bonus Plan under which 190,000 performance share awards were granted to officers and certain key employees. On July 1, 1999, 143,050 of these share awards vested in accordance with specified performance criteria. The remaining 46,950 performance shares were cancelled. The Company recorded $106,600 compensation expense related to the performance shares during 1999.

       In August 1999, the Company adopted an Executive Performance Bonus Plan under which 228,000 performance share awards were granted to officers and certain key employees. All of the performance awards remained outstanding as of December 31, 1999. These performance awards vest on July 1, 2000 upon the attainment of performance goals as described in the Executive Performance Bonus Plan. The performance shares are earned if certain manufacturing, licensing and cash retention objectives are attained. No compensation expense has been recorded to date related to these awards as the Company does not expect to meet the performance criteria.

       The Company applies APB Opinion No. 25 in accounting for its stock option grants to employees and directors of the Company and, accordingly, no compensation cost has been recognized in the financial statements for such options. Using the Black-Scholes option-pricing model, the Company determined that the per share weighted-average fair value on the dates of grant of stock options granted under the Plan during 1998 was $1.62 and during 1999 was $1.19. The following weighted-average assumptions were included in this method: 1998 - no expected dividend yield, volatility rate of 142.9%, risk-free interest rate of 4.66%, and an expected life of 4 years; 1999 - no expected dividend yield, volatility rate of 66.9%, risk-free interest rate of 6.0%, and an expected life of 4 years. Had the Company determined compensation cost for its stock options based on the fair value at the grant date under SFAS No. 123, the Company's net loss for the years ended December 31, 1998 and 1999 would have been increased to the pro forma amounts indicated below:

                                                                     1998           1999
                                                                --------------  --------------

             Net loss, as reported                              $  (2,691,700)     (4,216,100)
             Pro forma net loss                                    (2,866,300)     (4,626,900)
             Pro forma basic and diluted net loss per share             (0.54)          (0.71)

       (d)    NON-QUALIFIED STOCK OPTIONS

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

              During the year ended December 31, 1999, the Board of Directors granted 150,000 stock options outside the Plan at a price of $2.00 with vesting terms of 20% per year to certain directors. Using the Black-Scholes option-pricing model, the Company determined that the per share weighted-average fair value of nonemployee options granted during the year ended December 31, 1999 was $1.11 on the date of grant. The following weighted average assumptions were included in this method for 1999: no expected dividend yield, volatility rate of 66.9%, risk free interest rate of 6.0%, and an expected life of 4 years.

              The following is a summary of nonqualified stock option activity for the year ended December 31, 1998 and 1999.

                                                                                  WEIGHTED-
                                                                  NUMBER OF        AVERAGE
                                                                    SHARES      EXERCISE PRICE
                                                                --------------  --------------
              Outstanding at January 1, 1998                          722,665   $        0.69
              Cancelled                                               (10,000)           5.00
              Granted                                                 290,000            2.34
                                                                --------------  --------------

              Outstanding at December 31, 1998                      1,002,665            1.13

              Exercised                                               (46,835)          0.001
              Granted                                                 150,000            2.00
                                                                --------------  --------------

              Outstanding at December 31, 1999                      1,105,830   $        1.30
                                                                ==============  ==============

       The following table summarizes information about nonqualified stock options outstanding at December 31, 1999:

                                   OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
                                   ---------------------------------------------------------   -------------------------------------
                                                        WEIGHTED-AVERAGE
                 RANGE OF          NUMBER               REMAINING          WEIGHTED-AVERAGE   NUMBER               WEIGHTED-AVERAGE
                 EXERCISE          OUTSTANDING AT       CONTRACTUAL        EXERCISE           EXERCISABLE AT       EXERCISE
                 PRICES            DECEMBER 31, 1999    LIFE               PRICE              DECEMBER 31, 1999    PRICE
                 ----------------  -------------------  -----------------  -----------------  -------------------  -----------------

                 $    0.001                   490,830         2 years      $          0.001              490,830   $          0.001
                   1.50 - 2.50                490,000         4 years                  1.76              240,000               2.03
                   3.00 - 3.38                125,000         5 years                  3.30               32,500               3.23
                                   -------------------                                        -------------------
                     Total                  1,105,830                                                    763,830
                                   ===================                                        ===================

       (e)    WARRANTS

              In conjunction with obtaining bridge loan financing during 1996 and 1997 (Note 6), the Company granted warrants to purchase 20,000 and 210,000 shares of common stock, respectively, at an exercise price of $1.00 per share. Using a prescribed valuation method of SFAS No. 123, the Company determined, based upon an independent appraisal, that the per share weighted-average value of the warrants granted during 1996 was $0.35 on the date of grant and these warrants were deemed to have an aggregate fair value of $7,000. Using a prescribed valuation method of SFAS No. 123, the Company determined that the per share weighted-average value of the warrants granted during 1997 was $0.45 on the date of grant and these warrants were deemed to have an aggregate fair value of $94,500. The Black-Scholes option-pricing model used to value these warrants assumed the following: no expected dividend yield, volatility rate of 37.5%, risk-free interest rate of 6.0%, and an expected life of 2 years.

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

              The Company had recorded the value ascribed to the warrants of $195,800 as deferred financing costs and was amortizing the amount over the life of the Bridge Loans. Amortization of such costs for the years ended December 31, 1998 and 1999 was $155,400 and $0, respectively.

              In May 1997, in connection with the issuance of 222,222 shares of common stock, the Company issued warrants to purchase 100,000 shares of common stock for $3.00 per share for total consideration for $500,000. The warrants expire in May 2000 and are all exercisable.

              In connection with the October 1997 issuance of units consisting of 1 share of common stock and a warrant to purchase 1 share of common stock of the Company, 70,587 warrants were issued. The warrants have an exercise price of $8.25, are all exercisable and expire in May 2001.

              In February 1998, a stockholder, option holder and consultant of the Company agreed to terminate its consulting agreement and to forfeit any accrued consulting fees. In addition, their option to purchase 543,841 shares of common stock of the Company expired unexercised in January 1998.

              In connection with the Company's IPO in May 1998, 3,400,000 warrants were issued with an exercise price of $8.25 per share. The warrants expire in May 2001. The Company has the option to redeem the warrants at $0.05 per warrant if the closing price of the Company's common stock equals or exceeds $11.00 for 20 consecutive days, subject to certain restrictions.

              In July 1998, the Company received net proceeds of approximately $47,000 from the sale of 510,000 warrants. These warrants represent the exercise of the overallotment option by the underwriters of the Company's IPO.

(8)    IHI ACQUISITION

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

       In May 1998, the Company acquired IHI. In accordance with Staff Accounting Bulletin No. 48, the acquisition has been accounted for as an acquisition of net assets recorded at historical cost and a return of equity to IHI shareholders of $397,900 for the difference between the amount paid and the historical cost of the net assets acquired. The net assets acquired by the Company consisted primarily of intellectual property related to the Company's integrated thermal technology. If IHI had been acquired on January 1, 1997 or 1998, the acquisition would not have had a material impact on the Company's consolidated results of operations for any of the periods presented.

       Net assets acquired are as follows:

          Patents                                                $      105,300
          Liabilities assumed                                           (22,000)
          Return of equity to IHI shareholders                          397,900
                                                                 ---------------

          Purchase price                                         $      481,200
                                                                 ===============


(9)    RELATED PARTY TRANSACTIONS

       The Company had previously entered into agreements with various consultants who were members of its Advisory Board. During 1999 all such agreements expired. In the future the Company intends to pay for such consulting services at a daily rate on an as needed basis.

       During 1998 and 1999, the Board of Directors authorized the issuance of and granted to members of its Advisory Board and Board of Directors 290,000 and 150,000 nonqualified stock options (outside the Plan), respectively, at prices ranging from $1.50 - $3.38 and $2.00, respectively (Note 7).

       During 1998, L.L. Knickerbocker Company, Inc. (Knickerbocker), a shareholder of the Company, paid $10,400 for services on the Company's behalf which was charged to operations.

(10)   EMPLOYEE BENEFIT PLAN

       Effective January 1, 1996, the Company sponsored a salary reduction simplified employee pension plan. Full time employees who have completed 3 months of service and are 21 years of age are eligible to participate. Eligible employees may elect to defer up to 15% of annual compensation, subject to limitations. The Company may make discretionary contributions to the plan. The Company made no contributions to the plan during 1998 or 1999.

(11)   LIQUIDITY

       The Company will be required to make substantial expenditures to conduct existing and planned research and development, to manufacture or contract for the manufacture of, and to market its proposed containers. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 12 months at its anticipated level of operations, however, the Company believes it could implement cost saving measures in order to meet the Company's cash requirements for the next 18 months. The Company will seek additional funding during the next 18 months and may seek additional funding after such time. There can be no assurance any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

(12)   COMMITMENTS AND CONTINGENCIES

       The Company has employment agreements with certain officers which provide such officers, at their discretion, severance payments equal to 299% of their average annual base salary and bonuses during the preceding 5-year period in the event of a change of control, as defined in their employment agreements.

       The Company and one of its officers are defendants in a lawsuit filed by an individual (Timothy J. Lyons) in the Superior Court of the State of California for the County of San Diego. The complaint alleges that the Company agreed to guarantee Mr. Lyons a fixed allocation of the units sold by the underwriters in the IPO, and the Company breached this obligation when the underwriters sold Mr. Lyons a lesser amount. Subsequent to year end, Mr. Lyons dropped the lawsuit as part of a settlement agreement with the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name                    Age      Position with the Company
----                    ---      -------------------------
James L. Berntsen        43      Executive Vice President and Director
Danae M. Brooker         33      Vice President of Sales and Marketing
Robert F. Coston         67      Director
Ann T. Davern            47      Vice President of Manufacturing
Kevin A. Hainley         43      Chief Financial Officer and Secretary
Douglas W. Moul          64      Director
James A. Scudder         43      President, Chief Executive Officer and Director
Carroll E. Taylor        59      Director

James L. Berntsen, a co-founder of the Company has been a director of the Company since its inception in November, 1994. He currently serves as Executive Vice President.

Danae M. Brooker joined the Company in February 1999 as director of marketing and was made Vice President of Sales and Marketing in May 1999. From November 1997 to February 1999 she worked in various marketing positions with Hewlett Packard. Ms. Brooker was a marketing consultant from February 1997 to November 1997 and from July 1995 to February 1997 she was an associate product manager at Gillette.

Robert F. Coston has been a director since October, 1997. Mr. Coston has been a self-employed consultant since 1990, specializing in production and distribution of various food products. Mr. Coston holds a Bachelor of Science in Civil Engineering from Lehigh University.

Ann T. Davern has been Vice President of Manufacturing since 1995. Prior to joining the Company Ms. Davern provided consulting services for the selection and installation of manufacturing equipment.

Kevin A. Hainley was hired as Chief Financial Officer in December 1996. Prior to that he was Corporate Controller for HomeTown Buffet, Inc. from 1992 to 1996.

Douglas W. Moul has been a director since December, 1997. Mr. Moul is a director for the following companies: Morgan Foods Inc. of Austin, Indiana; Shorr Packaging of Aurora, Illinois; and National Fruit Product Company of Winchester, Virginia. He holds a Bachelor of Science in Mechanical Engineering from the University of British Columbia. Mr. Moul has been a consultant for the last five years.

James A. Scudder, a co-founder of the Company has been a director of the Company since its inception in November, 1994. He currently serves as Chairman of the Board, President and Chief Executive Officer.

Carroll E. Taylor has been a director since September, 1998. He holds a Bachelor of Science in Chemical Engineering from the University of Southern California and an MBA from the University of Cincinnati. He is a private investor.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth for the years indicated certain compensation of the Company's Chief Executive Officer and each of the other four (4) most highly-compensated of the Company's executive officers who earned or who were paid more than $100,000 in compensation in such years ("Named Executive Officers").

SUMMARY COMPENSATION TABLE


                                                                        No. of shares
Name and                                                                underlying       Other Annual
Principal Position                  Year     Salary        Bonus         Options         Compensation
---------------------------         -----------------------------------------------------------------
James L. Berntsen                   1999   $ 155,600      $ 20,000        20,000            $ 1,000
Executive Vice President            1998     175,900            --        40,000              1,000
                                    1997      97,200            --            --
Ann T. Davern                       1999     128,700        11,225        24,050
Vice President of Manufacturing     1998     121,080            --        31,000
                                    1997      68,300            --            --
Kevin A. Hainley                    1999     129,900            --        46,500
Chief Financial Officer             1998     127,200            --        31,000
                                    1997      96,100            --            --
Allan C. Mayer, Jr.                 1999      24,500         6,000        24,000
Vice President of Marketing         1998     119,400            --        24,000
                                    1997      96,000            --            --
James A. Scudder                    1999     181,600        20,000        20,000              1,800
Chief Executive Officer             1998     170,500            --        40,000              1,800
and President                       1997      97,200            --            --


OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning stock option grants made to the Company's Chief Executive Officer and each of the other Named Executive Officers during the fiscal year ended December 31, 1999. No stock appreciation rights were granted or exercised during such fiscal year.


                           Number of                 Percent of
                           Securities                Total Options
                           Underlying                Granted                    Exercise or
                           Options                   To Employees               Base Price
Name                       Granted (1)               In Fiscal Year             per Share       Expiration
----------------------------------------------------------------------------------------------------------

James L. Berntsen          40,000                       13.1%                   $2.00             2004

Ann T. Davern              31,000                       10.3%                   $2.00             2004

Kevin A. Hainley           31,000                       16.3%                   $2.00             2004

James A. Scudder           40,000                       10.1%                   $2.00             2004


(1) Represents a performance-based option grant which vest either 100% or some prorata amount based on the percentage of accomplishment of predetermined performance goals on July 1, 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

The following table sets forth information concerning exercises of options and the fiscal year end option values during the fiscal year ended December 31, 1999 with respect to the Company's Chief Executive Officer and each of the other Named Executive Officers. No options or stock appreciation rights were exercised or outstanding during such fiscal year.


                                   Number of Securities                Value of Unexercised
                                 Underlying Unexercised                    In-The-Money
                                 Options At 12-31-99                   Options At 12-31-99
Name                       Exercisable        Unexercisable        Exercisable        Unexercisable
----                       -----------        -------------        -----------        -------------

James L. Berntsen            40,000               20,000           $   14,800         $      7,400

Ann T. Davern                39,550               15,500               14,600                5,700

Kevin A. Hainley             82,500               27,500               62,200               20,700

Allan C. Mayer, Jr.          84,000               24,000               73,300               19,400

James A. Scudder             40,000               20,000               14,800                7,400

The Company has employment agreements with Messrs. Scudder and Berntsen. Mr. Scudder's employment agreement provides for his employment by the Company as its President, Chief Executive Officer and Chairman of the Board at a current salary of $181,600. Mr. Berntsen's employment agreement provides for his employment by the Company as its Executive Vice President at a current salary of $155,600. Messrs. Scudder and Berntsen are party to agreements providing for an initial term expiring on August 31, 1999 and such agreements were extended by the Board of Directors for a term ending August 31, 2002. Each officer may receive bonuses awarded in the discretion of the Board of Directors. The agreements do not provide for any fixed or formula bonuses to be paid to the officers. The employment agreements provide that Messrs. Scudder and Berntsen may, at their election, receive a severance payment equal to 299% of their average annual base salary and bonuses during the preceding five year period in the event of a change of control as defined in their employment agreements.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Set forth below is certain information concerning the ownership of the Company's Common Stock as of March 22, 2000, by (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, the persons named have sole voting and investment power with respect to the securities owned by them.

 Name and Address                     Number of Shares          Percent of
of Shareholder (1)                   Beneficially Owned       Outstanding Shares
------------------                   ------------------       ------------------

James L. Berntsen                       500,590 (2)                   7.6%
Danae M. Brooker                         11,666 (3)                    *
Robert F. Coston                         25,000 (4)                    *
Ann T. Davern                            53,196 (5)                    *
Kevin A. Hainley                        123,167 (6)                   1.9%
Douglas W. Moul                          20,263 (7)                    *
James A. Scudder                        607,941 (8)                   9.2%
Carroll E. Taylor                        16,833 (9)                    *
L.L. Knickerbocker Co., Inc.            630,073                       9.6%
30005 Comercio
Rancho Santa Margarita, CA 92688
William D. Corneliuson                  587,500 (10) (11)             8.4%
777 East Wisconsin Ave., Suite 3020
Milwaukee, WI  53202
All Directors and Executive           1,358,656 (12)                 17.2%
Officers as a Group (8 Persons)

*        Less than 1%

(1) The address for all directors and executive officers is 13250 Gregg Street, Poway, California, 92064.
(2) Includes 46,667 shares subject to stock options exercisable within 60 days of March 22, 2000.
(3) Includes 6,666 shares subject to stock options exercisable within 60 days of March 22, 2000.
(4) Includes 25,000 shares subject to stock options exercisable within 60 days of March 22, 2000.
(5) Includes 17,166 shares subject to stock options exercisable within 60 days of March 22, 2000.
(6) Includes 103,167 shares subject to stock options exercisable within 60 days of March 22, 2000.
(7) Includes 15,000 shares subject to stock options exercisable within 60 days of March 22, 2000.
(8) Includes 46,667 shares subject to stock options exercisable within 60 days of March 22, 2000.
(9) Includes 15,000 shares subject to stock options exercisable within 60 days of March 22, 2000.
(10) Includes 420,500 publicly traded warrants exercisable within 60 days of March 22, 2000.
(11)     As reported on Form 13-G filed December 31, 1999.
(12) Includes 275,333 shares subject to stock options exercisable within 60 days of March 22, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

EXHIBIT                      TITLE
  NO.                        -----
  ---
 3.1        Restated Articles of Incorporation filed with the California Secretary of State on March 10, 1997. (1)
 3.2        Bylaws of the Registrant as amended. (1)
 3.3        Form of Indemnification Agreement for Officers and Directors, and certain advisors. (1)
 4.1        Form of Warrant Certificate. (1)
 4.2        Form of Representative's Options. (1)
 4.3        Warrant Agreement between the Company and ChaseMellon Shareholder Services. (1)
 4.4        Form of Common Stock Certificate. (1)
 9.1        Voting Trust Agreement between the Company, James Scudder as Trustee, and Manhattan West, Inc. (1)

10.1        Consulting Agreement effective August 22, 1996 as amended, between the Company and Rowland
            Hanson. (1)
10.2        Consulting Agreement dated July 15, 1996, between the Company and Manhattan West, Inc. (1)
10.3        Consulting Agreement dated August 5, 1996, between the Company and L. Lawrence Potomac. (1)
10.4        Consulting Agreement effective October 15, 1996, between the Company and Tor Petterson &
            Associates. (1)
10.5        Consulting Agreement dated August 11, 1997, between the Company and D. Scott Thorogood. (1)
10.6        Stock Purchase Agreement, dated July 15, 1996 between the Company and Manhattan West, Inc. (1)
10.7        Option Agreement with Manhattan West, Inc., dated July 15, 1996. (1)
10.8        Agreement of Purchase and Sale between the Company and the L.L.  Knickerbocker  Company, Inc., dated
            September 17, 1996. (1)
10.9        Form of Loan Agreement between the Company and the lenders identified on the attached schedule. (1)
10.10       Loan Agreement between the Company and 4D Enterprises, Inc., dated February 24, 1997. (1)
10.11       Employment Agreement between the Company and Allan C. Mayer, Jr., dated January 1, 1997. (1)
10.12       Employment Agreement between the Company and James A. Scudder, dated September 1, 1996. (1)
10.13       Employment Agreement between the Company and James L. Berntsen, dated September 1, 1996. (1)
10.14       Employment Agreement between the Company and Kevin A. Hainley, dated January 1, 1997. (1)
10.15       Distributorship Agreement with the L.L. Knickerbocker Company, Inc., dated April 4, 1997. (1)
10.16       Amended and Restated License Agreement with Insta-Heat, Inc, effective September 30, 1995. (1)
10.17       The Company's 1996 Omnibus Stock Plan. (1)
10.18       1996 Omnibus Stock Plan Form of Incentive Stock Option Agreement. (1)
10.19       1996 Omnibus Stock Plan Form of Nonqualified Stock Option Agreement. (1)
10.20       1996 Omnibus Stock Plan Form of Restricted Stock Purchase Agreement. (1)
10.21       Form of Option Agreement with Advisory Board Members listed on attached schedule. (1)
10.22       Option Agreement with David A. Fisher, dated January 6, 1997. (1)
10.23       Form of Warrant between the Company and the lenders identified on the attached schedule. (1)
10.24       Form of Employee Proprietary Information Agreements. (1)
10.25       Stock Purchase Agreement dated May 30, 1997 between the Company and the Danna Trust. (1)
10.26       Stock Purchase Agreement dated September 23, 1997 between the Company and C. James Moore. (1)
10.27       Stock Purchase Agreement dated September 24, 1997 between the Company and Scott and Susan
            Moore. (1)
10.28       Evaluation Agreement dated May 23, 1997 between the Company and Nestle USA, Inc. (1)
10.29       Leases for the Company's facilities at 12625 and 12675 Danielson Court, Suites 110 and 401, dated
            February 8, 1996, as amended. (1)
10.30       Lease for the Company's proposed facility to be constructed dated August 7, 1997. (1)
10.31       Stock Purchase Agreement dated October 27, 1997, between the Company and Tony Orlina. (1)
10.32       Stock Purchase Agreement dated October 27, 1997, between the Company and Stephen A. Shields. (1)
10.33       Form of Stock Purchase Agreement dated October 27, 1997 between the Company and the Selling
            Security Holders. (1)
10.34       Form of Warrant between the Company and the Selling Security Holders. (1)
10.35       Form of Loan Agreement between the Company and the lenders identified on the attached schedule. (1)
11.1        Computation of net loss per share. (1)
23.1        Consent of KPMG Peat Marwick LLP, Independent Public Accountants.
24.1        Form of Power of Attorney. (1)
27          Financial Data Schedule.


(1) Incorporated by reference from exhibits filed with the Company's Registration Statement on Form S- B2 (File No. 333-39253) declared effective by the Securities Exchange Commission on May 11, 1998.

REPORTS ON FORM 8-K.

NONE

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRO, INC
Registrant


By: /s/ JAMES A. SCUDDER                                         March 30, 2000
   --------------------------------------
    James A. Scudder
    President and Chief Executive Officer
    (Principal Executive Officer)



By: /s/ KEVIN A. HAINLEY                                         March 30, 2000
   -------------------------------------
    Kevin A. Hainley
    Chief Financial Officer
    (Principal Financial and Accounting
    Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                        Title                     Date
           ---------                        -----                     ----


/s/ JAMES L. BERNTSEN                      Director              March 30, 2000
---------------------------------------
    James L. Berntsen


/s/ ROBERT F. COSTON                       Director              March 30, 2000
---------------------------------------
    Robert F. Coston


/s/ DOUGLAS W. MOUL                        Director              March 30, 2000
---------------------------------------
    Douglas W. Moul


/s/ JAMES A. SCUDDER                       Director              March 30, 2000
---------------------------------------
    James A. Scudder


/s/ CARROLL E. TAYLOR                      Director              March 30, 2000
---------------------------------------
    Carroll E. Taylor