Form 10QSB
period 2000-03-31
ONTRO INC
filed 2000-05-15
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


/X/     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                  For the Quarterly Period ended MARCH 31, 2000

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

Yes    X          No
    -------          ------

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

As of May 10, 2000, there are 6,651,035 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes               No   X
    ------          ------

                                   ONTRO, INC.
                              INDEX TO FORM 10-QSB


PART I FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements
                    Consolidated Balance Sheets                                3
                    Consolidated Statements of Operations                      4
                    Consolidated Statements of Cash Flows                      5
                    Notes to Consolidated Financial Statements                 6

         Item 2 - Management's Discussion and
                  Analysis or Plan of Operation                                7

PART II OTHER INFORMATION

         Item 1 - Legal Proceedings                                           14

         Item 2 - Changes in Securities                                       14

         Item 3 - Defaults upon Senior Securities                             15

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                            15

         Item 5 - Other Information                                           15

         Item 6 - Exhibits and Reports on Form 8-K                            15

Signatures                                                                    15

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)
                                          Consolidated Balance Sheets

                                                                                       March 31,        December 31,
                                                                                         2000               1999
                                                                                     --------------     --------------
                                      ASSETS                                          (unaudited)           Note
Current assets:
     Cash and cash equivalents                                                       $   1,576,800          2,848,800
     Investments held to maturity                                                        1,196,800            698,300
     Prepaid expenses and other current assets                                             220,300            284,100
                                                                                     --------------     --------------
          Total current assets                                                           2,993,900          3,831,200

Property and equipment, net                                                              3,610,800          3,790,500
Deposits and other assets                                                                  151,300            152,700
Intangible assets, net                                                                     392,100            389,300
                                                                                     --------------     --------------
                                                                                     $   7,148,100          8,163,700
                                                                                     ==============     ==============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accrued expenses and other liabilities                                          $     236,500            256,200
     Current portion of capital lease obligations                                            2,900             28,000
     Notes payable                                                                          61,400             83,600
                                                                                     --------------     --------------
          Total current liabilities                                                        300,800            367,800

Capital lease obligations, excluding current portion                                        10,700             11,500
Deferred rent                                                                               21,200             18,100
                                                                                     --------------     --------------
          Total liabilities                                                                332,700            397,400


Shareholders' equity:

     Preferred stock, no par value, 5,000,000 shares authorized, no shares issued               --                 --
     Common stock, no par value, 20,000,000 shares authorized
          6,648,930 and 6,539,145 shares issued and outstanding as of March 31,
          2000 and December 31, 1999, respectively                                      17,499,800         17,478,300
     Additional paid-in capital                                                          1,126,500          1,054,500
     Deficit accumulated during the development stage                                  (11,723,700)       (10,719,800)
     Deferred compensation                                                                 (87,200)           (46,700)
                                                                                     --------------     --------------
          Total shareholders' equity                                                     6,815,400          7,766,300
                                                                                     --------------     --------------

                                                                                     $   7,148,100          8,163,700
                                                                                     ==============     ==============

Note: The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See accompanying notes to consolidated financial statements


                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                                     Consolidated Statements of Operations
                                                  (unaudited)


                                                                                                             From inception
                                                                      For the three months                    (November 8,
                                                                        ended March 31,                           1994)
                                                               -----------------------------------            to March 31,
                                                                    2000                1999                      2000
                                                               ---------------     ---------------        --------------------
Revenues                                                       $       10,000                  --                      53,100

Operating expenses:
     Research and development                                         600,800             403,900                   4,639,800
     Marketing, general and administrative                            457,400             424,000                   7,366,600
                                                               ---------------     ---------------        --------------------
          Total operating expenses                                  1,058,200             827,900                  12,006,400
                                                               ---------------     ---------------        --------------------

Other expense (income):
     Interest expense                                                   3,100               2,300                     485,300
     Interest income                                                  (47,400)           (103,000)                   (714,900)
                                                               ---------------     ---------------        --------------------
          Total other expense (income)                                (44,300)           (100,700)                   (229,600)
                                                               ---------------     ---------------        --------------------
          Net loss                                             $   (1,003,900)           (727,200)                (11,723,700)
                                                               ===============     ===============        ====================
       Basic and diluted net loss per share                    $        (0.15)              (0.11)
                                                               ===============     ===============

Weighted average shares outstanding                                 6,617,707           6,489,478
                                                               ===============     ===============

                    See accompanying notes to consolidated financial statements.


                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                                     Consolidated Statements of Cash Flows
                                                  (unaudited)
                                                                                                          From inception
                                                                          For the three months          (November 8, 1994)
                                                                            ended March 31,                to March 31,
                                                                     ------------------------------
                                                                        2000              1999                2000
                                                                     -------------    -------------     ------------------
Cash flows from operating activities:
     Net loss                                                        $ (1,003,900)        (727,200)           (11,723,700)
     Adjustments to reconcile net loss to cash used in operating activities, excluding effect of acquisition:
        Depreciation and amortization                                     234,200          105,300              1,213,900
        Amortization of deferred  financing costs                              --               --                195,800
        Issuance of common stock for services                              21,500               --                251,200
        Compensation for stock options and certain warrants                31,500            1,400                791,400
        (Increase) decrease in prepaid expenses and other current
            assets                                                         63,800         (105,800)              (220,300)
        (Increase) decrease in deposits and other assets                    1,400         (154,700)              (151,300)
        Increase (decrease) in accrued expenses and other
            liabilities                                                   (19,700)        (269,300)               214,500
        Increase in deferred rent                                           3,100               --                 21,200
                                                                     -------------    -------------     ------------------
            Net cash used in operating activities                        (668,100)      (1,150,300)            (9,407,300)
                                                                     -------------    -------------     ------------------

Cash flows from investing activities:
     Acquisition of business                                                   --               --               (481,200)
     Intangible assets                                                     (7,400)         (31,900)              (324,400)
     Purchase of property, equipment and leasehold improvements           (40,800)      (1,029,500)            (4,557,100)
     Purchase of investments held to maturity                            (757,100)      (2,816,500)           (15,442,700)
     Proceeds from sale of investments held to maturity                   249,500        2,975,000             14,237,800
                                                                     -------------    -------------     ------------------
        Net cash used in investing activities                            (555,800)        (902,900)            (6,567,600)
                                                                     -------------    -------------     ------------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock and warrants                   --               --             18,047,900
     Deferred offering costs                                                   --               --               (349,300)
     Proceeds from notes payable                                               --               --              2,252,500
     Payments on notes payable                                            (22,200)              --             (2,191,100)
     Payments on capital lease obligations                                (25,900)          (5,600)              (208,300)
                                                                     -------------    -------------     ------------------
        Net cash provided by (used in) financing activities               (48,100)          (5,600)            17,551,700
                                                                     -------------    -------------     ------------------

Net increase (decrease) in cash and cash equivalents                   (1,272,000)      (2,058,800)             1,576,800
Cash and cash equivalents, beginning of period                          2,848,800        6,279,000                     --
                                                                     -------------    -------------     ------------------
Cash and cash equivalents, end of period                             $  1,576,800        4,220,200              1,576,800
                                                                     =============    =============     ==================

Supplemental disclosure of cash flow information -
     cash paid during the period for interest                        $      3,100            2,300                246,400

Supplemental disclosure of non-cash transactions:
     Equipment acquisitions under capital lease                      $         --           16,900                221,900
     Warrants issued in connection with debt                                   --               --                195,800

Detail of acquisition:
     Patents acquired                                                $         --               --                105,300
     Liabilities assumed                                                       --               --                (22,000)
     Return of equity to IHI Shareholders                                      --               --                397,900
                                                                     -------------    -------------     ------------------
         Cash paid for acquisition                                   $         --               --                481,200
                                                                     =============    =============     ==================

                            See accompanying notes to consolidated financial statements

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes To Consolidated Financial Statements
                                   (unaudited)
                                 March 31, 2000
THE COMPANY

Ontro, Inc. (the "Company" or "Ontro") is engaged in the research and development of integrated thermal containers. The Company has a unique proprietary technology which it has incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups, and baby formula.

The Company is a development stage enterprise. Accordingly, the Company's operations have been directed primarily toward raising capital, marketing to potential customers, research and development, acquiring operating assets, and production of sample and prototype containers.

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

BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 2000, and the results of operations for the three month periods ended March 31, 2000 and 1999. The results of operations for the period ended March 31, 2000, is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Ontro's Form 10-KSB for the year ended December 31, 1999.

The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

NET LOSS PER SHARE

The weighted average number of shares used to calculate basic net loss per share was 6,617,707 and 6,489,478 for the quarters ended March 31, 2000 and 1999, respectively. The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Stock options and warrants totaling 6,110,967 and 5,830,252 shares were excluded from the computations of diluted net loss per share during the quarters ended March 31, 2000 and 1999, respectively, as their effect is anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN FORWARD-LOOKING INFORMATION

INFORMATION PROVIDED IN THIS QUARTERLY REPORT ON FORM 10-QSB MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 THAT ARE NOT HISTORICAL FACTS AND INFORMATION. THESE STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING THE FUTURE FINANCIAL AND OPERATING RESULTS, STATEMENTS CONCERNING INDUSTRY PERFORMANCE, THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, MARGINS AND GROWTH IN SALES OF THE COMPANY'S PRODUCTS, CAPITAL EXPENDITURES, FINANCING NEEDS, AS WELL AS ASSUMPTIONS RELATED TO THE FOREGOING. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS QUARTERLY REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS AND OUTCOMES FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT OR VIEWS EXPRESSED HEREIN. THE COMPANY'S FINANCIAL PERFORMANCE AND THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE FURTHER QUALIFIED BY OTHER RISKS INCLUDING THOSE SET FORTH FROM TIME TO TIME IN THE DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S MOST RECENT FORM 10-KSB.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net loss for the quarter ended March 31, 2000 was $1,003,900 or $0.15 per weighted average share outstanding, compared to a net loss of $727,200, or $0.11 per weighted average share outstanding for the same period in 1999. Net loss from inception (November 8, 1994) to March 31, 2000 was $11,723,700.

In the first quarter of 2000 the Company earned revenues of $10,000. These revenues related to payments by a customer for research and development services.

Operating expenses were $1,058,200 and $827,900 for the quarters ended March 31, 2000 and 1999, respectively.

Research and development expenses increased $196,900 to $600,800 for the quarter ended March 31, 2000 compared to $403,900 for the same period in 1999. This increase is due to: (1) additional costs of outside consultants and companies hired by the Company to aid in its research and development efforts, (2) increase in salaries from hiring additional full-time employees and increases in wages of existing employees, (3) increases related to testing prototypes of self-heating containers as well as laboratory testing of various elements of the container, materials, and the self-heating process, (4) increase in uses of supplies and other operational expenses, (5) increases in depreciation related to research and development equipment, and (6) higher rent on the Company's manufacturing facility.

Marketing, general and administrative expenses increased $33,400 to $457,400 for the quarter ended March 31, 2000 compared to $424,000 for the same period in 1999. The increase for the quarter is due to increases in salaries of existing employees as well as the hiring of additional employees and overall increases in general corporate spending due to increased business activities.

Interest expense was $3,100 for the quarter ended March 31, 2000 compared to $2,300 for the same period in 1999.

Interest income decreased $55,600 to $47,400 for the first quarter ended March 31, 2000 compared to $103,000 for the same period in 1999. Interest income continues to decrease as a result of a decreasing cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through bridge financing. As of March 31, 2000, the Company's cash and cash equivalents and investments totaled approximately $2.8 million.

Primary uses of cash and cash equivalents for the three months ended March 31, 2000 included $668,100 for the Company's operations and working capital requirements, patent costs of $7,400, payments on notes payable and capital lease obligations of $48,100, and purchase of equipment and leasehold improvements of $40,800. The Company plans to continue its policy of investing excess funds in short- and long-term investment-grade, interest-bearing instruments.

The Company's future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 9 months at its anticipated level of operations, however, the Company believes it could implement cost saving measures in order to meet the Company's cash requirements for the next 15 months. The Company will seek additional funding during the quarter and may seek additional funding after such time. There can be no assurance any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its production development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operation.


                          RISK FACTORS THAT MAY AFFECT
                            FUTURE OPERATING RESULTS

IN ADDITION TO THE OTHER INFORMATION INCLUDED IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED IN EVALUATING THE COMPANY'S BUSINESS AND FUTURE PROSPECTS. THE COMPANY'S BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED BY ANY OF THE FOLLOWING RISKS. IN ADDITION, THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS.

NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

The Company has experienced operating losses in each fiscal period since its inception in 1994. As of March 31, 2000, the Company had a deficit accumulated in the development stage of approximately $11.7 million. The Company expects to incur additional operating losses through at least 2000 and possibly thereafter. The Company has generated no significant revenues from operations. The development of the Company's integrated thermal containers will require the commitment of substantial resources in order to make it feasible for such containers to be sold, or for the underlying technology to be licensed to third parties, and/or for the Company to sell its proposed containers to distributors or others who may be responsible for the manufacture and marketing of the proposed containers. There can be no assurance the Company will be successful in any of these endeavors. There can be no assurance the Company will enter into arrangements with third parties for product development and commercialization, or will successfully market or license any containers. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market its proprietary containers or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could have a material adverse impact on the Company's business, financial condition and results of operations.

SUBSTANTIAL FUTURE CAPITAL REQUIREMENTS; NO ASSURANCE OF FUTURE FUNDING

The Company will be required to make substantial expenditures to conduct existing and planned research and development, to manufacture or contract for the manufacture of, and to market its proposed containers. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 9 months at its anticipated level of operations, however, the Company believes it could implement cost saving measures in order to meet the Company's cash requirements for the next 15 months. The Company will seek additional funding during the next 15 months and may seek additional funding after such time. There can be no assurance any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

The Company is a development stage enterprise. It has not completed the final development of any product and, has not begun to market or generate revenues from operations. The Company's first anticipated commercial product is a self-heating beverage container which will require final design improvements, testing, and marketing studies before it will likely be introduced in the marketplace. There can be no assurance such efforts will be successful, and the self-heating beverage container or any of the Company's other potential products under development will be able to be manufactured at acceptable costs and quality standards. The Company cannot predict with certainty when, if ever, it will begin to market its self-heating beverage container or any other integrated thermal container it is developing. The Company currently expects the containers to be available to consumers in market tests and other limited venues sometime during the current year.

While the Company believes it is in the final stages of completing development of its self-heating beverage container, additional work testing or verifying different aspects of the containers is still being completed before the prototypes will likely be put into commercial production. Such aspects include, but are not limited to, the areas of seam failure, heat transfer, the range of beverages that can be used with the containers, heating control, sterilization, timing and temperature ranges, appearance, and packaging. The Company continues to work on issues related to insuring market reliability and quality control standards generally required of containers for food and beverage products. The Company is conducting ongoing research to increase the predictability of the heating engine and improve the manufacturing process. There can be no assurance the Company will be successful in completing such design refinements or achieve significant commercial distribution of its proposed products.

COMPLETE DEPENDENCE ON MARKET ACCEPTANCE OF INTEGRATED THERMAL CONTAINERS

The Company anticipates it will derive substantially all of its future revenues from royalty payments, if any, by licensees of its integrated thermal container technology. Consequently, the Company is entirely dependent on the successful introduction and commercial acceptance of this technology. Unless and until such integrated thermal containers receive market acceptance, the Company will not likely have any material source of revenue. There can be no assurance that integrated thermal containers will achieve market acceptance. The Company's ability to license its technology or sell its containers will be substantially dependent on the results of certain market studies, and there can be no assurance the studies currently underway or which may be conducted in the future will demonstrate a level of market acceptance sufficient to interest licensees and distributors to enter into agreements with the Company regarding its products and technologies. If the Company's integrated thermal containers do not achieve significant market acceptance it will have a material adverse effect on the Company's business, financial condition and results of operations.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE

If the Company's proposed integrated thermal containers are commercially accepted, its markets are expected to be characterized by rapid technological advances, evolving industry standards, and frequent new product introductions and enhancements. The introduction by competitors of containers embodying new integrated thermal technologies and the emergence of industry standards could render the Company's containers currently under development obsolete or unmarketable. The Company's future success may depend upon its ability to keep pace with technological development and respond to evolving consumer demands. Failure by the Company to anticipate or respond adequately to technological developments or changes in consumer tastes, or significant delays in product development, could damage the Company's potential position in the marketplace and could result in less revenues and/or lack of profits. The Company may need to increase the size of its product development staff in the near term to meet these challenges. There can be no assurance the Company will be successful in hiring and training adequate product development personnel to meet its needs or that it will have the resources to do so. There can be no assurance the Company will be successful in developing and marketing new products, or product enhancements. Any failure to successfully develop and market its integrated thermal containers or other products and product enhancements could have a material adverse effect on the Company's financial condition, business, and results from operations.

PATENTS AND PROPRIETARY RIGHTS

The Company's success will depend, in large part, on the Company's ability to maintain its patent protection for the proposed containers, both in the United States and in foreign countries. Ontro currently has six patents issued, and three additional patent applications pending in the United States. There have been foreign counterparts to certain of these applications filed in other countries. The Company intends to file for patent application. There can be no assurance patents will issue from any of the pending applications, or if they do, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance any patents issued will not be challenged, invalidated or circumvented. In addition, any patents obtained by the Company will be of limited duration.

The commercial success of the Company may also depend upon avoiding infringing on patents issued to others. If others file patent applications in the United States that infringe on the Company's patent, the Company may have to participate in interference proceedings declared by the PTO to determine the priority of invention, which could result in substantial cost, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties, and could require the Company to license disputed rights from third parties or cease using all or part of the licensed technology. The Company is aware of U.S. and foreign patents issued to third parties that broadly claim self-heating technology similar to the Company's. Although the Company believes its current activities do not infringe on these patents, there can be no assurance the Company's belief would be affirmed in any infringement litigation over the patents, or that the Company's future technological developments will be outside the scope of these patents. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Further, U.S. patents do not provide any remedies for infringement that occurred before the patent is granted.

The Company also attempts to protect its proprietary and its licensed technology and processes by seeking to obtain confidentiality agreements with its contractors, consultants, employees, potential collaborative partners, licensees, customers and others. There can be no assurance these agreements will adequately protect the Company, that these agreements will not be breached, and if they are, the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. Ultimately the Company may not be able to protect its proprietary and licensed technology.

There can be no assurance others will not independently develop similar or more advanced technologies or design around aspects of the Company's technology, and these other technologies may be patented, or duplicate the Company's trade secrets. In some cases, the Company may rely on trade secrets to protect its inventions. There can be no assurance trade secrets will be established, secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent consultants, key employees, or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information, which may not be resolved in favor of the Company.

LIMITED MANUFACTURING FACILITIES; PROBABLE SIGNIFICANT DEPENDENCE ON LICENSEES FOR MANUFACTURE, AND SALE OF PROPOSED PRODUCTS

The Company's strategy is to license its integrated thermal technologies to container manufacturers. The Company anticipates requiring such companies to be responsible for the manufacture, and sale of the Company's containers. There can be no assurance the Company will enter into satisfactory license agreements with any parties for the manufacture and sale of its integrated thermal containers; that such licenses, if any, will result in revenues to the Company; or that parties who do enter into such agreements will perform adequately. In the event the Company is unable to license its technology to third parties, it will likely have a material adverse impact on the Company's financial condition, business, and results from operation.

PROBABLE DEPENDENCE ON OUTSIDE PARTIES FOR MARKETING AND DISTRIBUTION

The Company's future growth and profitability is expected to depend on the success of its licensees, if any, and the marketing efforts of food and beverage companies who purchase containers from those licensees to use with their products. Success in marketing a food or beverage utilizing the Company's containers will be substantially dependent on the efforts of those food and beverage companies whose products are marketed in the Company's containers.

COMPETITION

The Company believes competition among marketers of self-heating beverage containers will be based primarily on price, product safety, ease of use, quality, product recognition, access to distribution channels, product innovation, and packaging. Increased competition is likely to result in price reductions, reduced operating margins, and loss of market share, any of which could materially and adversely affect the Company's business, operating results, and financial condition. There can be no assurance the Company will be able to compete successfully.

There also can be no assurance companies in the food and beverage or container industry, or other companies, will not enter the market for integrated thermal containers with products that are superior to, less expensive, or which achieve greater market acceptance than the Company's containers. The majority of food and beverage and container manufacturers are substantially larger and more diversified than the Company; have substantially greater financial and marketing resources than the Company; have greater name recognition and distribution channels than the Company; and may have the ability to develop competitively priced integrated thermal containers.

DEPENDENCE UPON KEY PERSONNEL

The Company's success will depend, in large part, on its ability to attract and retain qualified management personnel. The Company's potential growth and any expansion into areas and activities requiring additional expertise, would be expected to place increased demands on the Company's human resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on the Company's prospects for success. In addition, the Company relies on consultants and advisors to assist the Company from time to time in reviewing its marketing, management, research and development strategies. Most if not all of the Company's consultants and advisors are self-employed or are employees of other companies, and may have commitments to, or consulting or advisory contracts with, more than one other entity that may affect their ability to contribute to the Company.

EXPOSURE TO FLUCTUATIONS IN RESIN PRICES AND SUPPLY OF RAW MATERIALS

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

The Company believes certain components can be obtained from numerous suppliers and as a result thereof the Company believes it is not materially dependent upon any single source for any of its raw materials or components. However, if the Company were to experience delays in delivery of raw materials or component parts, it could delay the Company's ability to supply containers to potential customers or its ability to conduct market research studies, which in turn, could adversely impact the Company's business, financial condition, and results of operations.

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

PRODUCT LIABILITY

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

POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK

The Company's Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms, and all other rights, preferences and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and could be used by the Board of Directors as a means to prevent a change in control of the Company. Future issuances of preferred stock may provide for dividends, certain preferences in liquidation, as well as conversion rights. Such preferred stock issuances could make the possible takeover of the Company, or the removal of management of the Company, more difficult. The issuance of such preferred stock could discourage hostile bids for control of the Company in which shareholders could receive premiums for their stock, could adversely affect the voting and other rights of the holders of common stock, or could depress the market price of the common stock.

ANTI-TAKEOVER PROVISIONS; LIMITATION ON VOTING RIGHTS

The Company's Amended and Restated Articles of Incorporation ("Articles") and its Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles also include provisions restricting shareholder voting rights. The Company's Articles include a provision prohibiting action by written consent of the shareholders. The Company's Articles provide that certain provisions of the Articles may only be amended by a vote of 66 2/3% of the shareholders. The Company's Articles also require that shareholders give advance notice to the Company of any nomination for election to the Board of Directors, or other business to be brought at any shareholders' meeting. This provision makes it more difficult for shareholders to nominate candidates to the Board of Directors who are not supported by management. In addition, the Articles require advance notice for shareholder proposals to be brought before a meeting of shareholders and requires the notice to specify certain information regarding the shareholder and the proposal. This provision makes it more difficult to implement shareholder proposals even if a majority of shareholders are in support thereof. Each of these provisions may also have the effect of deterring hostile take-overs or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company's Articles and Bylaws may represent a conflict of interest between management and the shareholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct. The Articles provide that the shareholders' right to cumulative voting will terminate automatically when the Company's shares are listed on the New York Stock Exchange ("NYSE") or the American Stock Exchange ('AMEX"), or if listed on the Nasdaq National Market System ("Nasdaq NMS") provided the Company has at least 800 shareholders as of the record date for the most recent meeting of shareholders. Cumulative voting is currently in effect for the Company. When and if the Company so qualifies, the absence of cumulative voting may have the effect of limiting the ability of minority shareholders to effect changes in the Board of Directors and, as a result, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company.

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

The Company's Articles provide for a classified Board of Directors to automatically become effective when the Company's shares are listed on NYSE or AMEX, or if listed on Nasdaq NMS provided the Company has at least 800 shareholders as of the record date for the most recent meeting of shareholders. The classified Board of Directors provisions, when and if effective, divides the Board of Directors into two or more classes of directors serving staggered two-year terms, with one class of directors to be elected at each annual meeting of shareholders. The classification of directors would extend the time required to change the composition of the Board of Directors.

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ AND POSSIBLE MARKET ILLIQUIDITY

While the Company's Common Stock and Warrants are currently listed on the Nasdaq Smallcap Market ("Nasdaq") there can be no assurance the Company will meet the criteria for continued listing of these securities on Nasdaq. Based on existing listing criteria, a Nasdaq listing will generally require the Company to have total assets (excluding goodwill) which are $2,000,000 in excess of its total liabilities, plus have a minimum public distribution of 500,000 shares of Common Stock with a minimum of 300 public holders of 100 shares or more, a minimum bid price of $1.00 per share, and an aggregate market value of publicly held shares of $1,000,000. Nasdaq has rules which make continued listing of companies on Nasdaq more difficult than in the past and Nasdaq has significantly increased its enforcement efforts with regard to Nasdaq listing standards. Removal from Nasdaq, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. Trading, if any, in the Common Stock would then be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. There is no assurance the Company will be successful in maintaining its listing.


                            PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES

The Board of Directors authorized ongoing issuances of restricted common stock to the Company's outside directors and legal counsel as consideration for a portion of legal counsel's monthly legal services and any extraordinary fees paid to outside directors for services rendered other than attending meetings. During the first quarter of 2000 the Company issued 9,785 common shares at a weighted average price of $2.19. The Company relied upon the exemptions provided by Section 4(2) of the Securities Act and Regulation D adopted by the SEC thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.     OTHER INFORMATION

Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ONTRO, INC
                                    Registrant


   March 15, 2000               By: /S/  JAMES A. SCUDDER
                                    ---------------------
                                    James A. Scudder
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)



   March 15, 2000               By:  /S/  KEVIN A. HAINLEY
                                     ---------------------
                                    Kevin A. Hainley
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)