Form 10QSB
period 2000-06-30
ONTRO INC
filed 2000-08-14
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


/X/   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -    Exchange Act of 1934

                  For the Quarterly Period ended JUNE 30, 2000

/ /   Transition report pursuant to Section 13 or 15(d) of the Securities
 -    Exchange Act of 1934

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

As of August 7, 2000, there are 6,670,548 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes         No  X
    ---        ---

                                   ONTRO, INC.
                              INDEX TO FORM 10-QSB



PART I FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements
                    Consolidated Balance Sheets                               3
                    Consolidated Statements of Operations                     4
                    Consolidated Statements of Cash Flows                     5
                    Notes to Consolidated Financial Statements                6

         Item 2 - Management's Discussion and
                  Analysis or Plan of Operation                               7

PART II OTHER INFORMATION

         Item 1 - Legal Proceedings                                           15

         Item 2 - Changes in Securities                                       15

         Item 3 - Defaults upon Senior Securities                             15

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                            15

         Item 5 - Other Information                                           15

         Item 6 - Exhibits and Reports on Form 8-K                            15

Signatures                                                                    15

PART I  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   ONTRO, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets


                                                                     June 30,         December 31,
                                                                       2000               1999
                                                                  --------------     --------------
                                      ASSETS                        (unaudited)           Note
Current assets:
     Cash and cash equivalents                                    $   1,459,100          2,848,800
     Investments held to maturity                                       499,300            698,300
     Prepaid expenses and other current assets                          212,000            284,100
                                                                  --------------     --------------
          Total current assets                                        2,170,400          3,831,200

Property and equipment, net                                           3,411,000          3,790,500
Deposits and other assets                                               139,500            152,700
Intangible assets, net                                                  387,100            389,300
                                                                  --------------     --------------
                                                                  $   6,108,000          8,163,700
                                                                  ==============     ==============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accrued expenses and other liabilities                       $     194,900            256,200
     Current portion of capital lease obligations                         3,000             28,000
     Notes payable                                                       38,700             83,600
                                                                  --------------     --------------
          Total current liabilities                                     236,600            367,800

Capital lease obligations, excluding current portion                      9,900             11,500
Accrued rent                                                             23,400             18,100
                                                                  --------------     --------------
          Total liabilities                                             269,900            397,400


Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares
          authorized, no shares issued                                       --                 --
     Common stock, no par value, 20,000,000 shares
          authorized 6,665,588 and 6,539,145 shares issued
          and outstanding as of June 30, 2000 and December
          31, 1999, respectively                                     17,535,400         17,478,300
     Additional paid-in capital                                       1,152,000          1,054,500
     Deficit accumulated during the development stage               (12,777,800)       (10,719,800)
     Deferred compensation                                              (71,500)           (46,700)
                                                                  --------------     --------------
          Total shareholders' equity                                  5,838,100          7,766,300
                                                                  --------------     --------------

                                                                  $   6,108,000          8,163,700
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

                                                       ONTRO, INC.
                                            (A Development Stage Enterprise)

                                          Consolidated Statements of Operations
                                                       (unaudited)


                                                                                                              From inception
                                                   For the three months            For six months ended        (November 8,
                                                      ended June 30,                     June 30,                  1994)
                                              ------------------------------  ------------------------------    to June 30,
                                                   2000            1999            2000            1999            2000
                                              --------------  --------------  --------------  --------------  --------------
Revenues                                      $          --              --          10,000              --          53,100
                                              --------------  --------------  --------------  --------------  --------------
Operating expenses:
     Research and development                       653,200         606,600       1,254,000       1,010,500       5,293,000
     Marketing, general and administrative          432,400         516,700         889,800         940,700       7,799,000
                                              --------------  --------------  --------------  --------------  --------------
          Total operating expenses                1,085,600       1,123,300       2,143,800       1,951,200      13,062,000
                                              --------------  --------------  --------------  --------------  --------------

Other income (expense):
     Interest expense                                (1,700)         (6,200)         (4,800)         (8,500)       (487,000)
     Interest income                                 33,200          75,500          80,600         178,500         748,100
                                              --------------  --------------  --------------  --------------  --------------
          Total other income (expense)               31,500          69,300          75,800         170,000         261,100
                                              --------------  --------------  --------------  --------------  --------------
          Net loss                            $  (1,054,100)     (1,054,000)     (2,058,000)     (1,781,200)    (12,777,800)
                                              ==============  ==============  ==============  ==============  ==============
     Basic and diluted net loss per share     $       (0.16)          (0.16)          (0.31)          (0.27)
                                              ==============  ==============  ==============  ==============

Weighted average shares outstanding               6,658,718       6,492,034       6,638,212       6,490,108
                                              ==============  ==============  ==============  ==============


                              See accompanying notes to consolidated financial statements.

                                                           4

                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                                     Consolidated Statements of Cash Flows
                                                  (unaudited)


                                                                            For the six months             From inception
                                                                              ended June 30,                (November 8,
                                                                     --------------     --------------     1994) to June
                                                                         2000                1999             30, 2000
                                                                     --------------     --------------     --------------

Cash flows from operating activities:
     Net loss                                                        $  (2,058,000)        (1,781,200)       (12,777,800)
     Adjustments to reconcile net loss to cash used in operating activities, excluding effect of acquisition:
        Depreciation and amortization                                      460,200            303,400          1,439,900
        Amortization of deferred  financing costs                               --                 --            195,800
        Issuance of common stock for services                               57,100                 --            286,800
        Compensation for stock options and certain warrants                 72,700              2,800            832,600
        (Increase) decrease in prepaid expenses and other current
             assets                                                         72,100           (114,400)          (212,000)
        (Increase) decrease in deposits and other assets                    13,200            974,200           (139,500)
        Increase (decrease) in accrued expenses and other
             liabilities                                                   (61,300)          (223,400)           172,900
        Increase in accrued rent                                             5,300                 --             23,400
                                                                     --------------     --------------     --------------
             Net cash used in operating activities                      (1,438,700)          (838,600)       (10,177,900)
                                                                     --------------     --------------     --------------

Cash flows from investing activities:
     Acquisition of business                                                    --                 --           (481,200)
     Intangible assets                                                      (9,100)           (40,100)          (326,100)
     Purchase of property and equipment and leasehold improvements         (63,500)        (3,004,300)        (4,579,800)
     Purchase of investments held to maturity                             (757,100)        (3,346,600)       (15,442,700)
     Proceeds from sale of investments held to maturity                    950,200          4,361,900         14,938,500
                                                                     --------------     --------------     --------------
        Net cash provided by (used in) investing activities                120,500         (2,029,100)        (5,891,300)
                                                                     --------------     --------------     --------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock and warrants                    --                 --         18,047,900
     Deferred offering costs                                                    --                 --           (349,300)
     Proceeds from notes payable                                                --            150,400          2,252,500
     Payments on notes payable                                             (44,900)           (23,800)        (2,213,800)
     Payments on capital lease obligations                                 (26,600)           (11,400)          (209,000)
                                                                     --------------     --------------     --------------
        Net cash provided by (used in) financing activities                (71,500)           115,200         17,528,300
                                                                     --------------     --------------     --------------

Net increase (decrease) in cash and cash equivalents                    (1,389,700)        (2,752,500)         1,459,100
Cash and cash equivalents, beginning of period                           2,848,800          6,279,000                 --
                                                                     --------------     --------------     --------------
Cash and cash equivalents, end of period                             $   1,459,100          3,526,500          1,459,100
                                                                     ==============     ==============     ==============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                        $       4,800              2,300            248,100

Supplemental disclosure of non-cash transactions:
     Equipment acquisitions under capital lease                      $          --             16,900            221,900
     Warrants issued in connection with debt                         $          --                 --            195,800

Detail of acquisition:
     Patents acquired                                                $          --                 --            105,300
     Liabilities assumed                                                                           --            (22,000)
     Return of equity to IHI Shareholders                                                          --            397,900
                                                                     --------------     --------------     --------------
         Cash paid for acquisition                                   $          --                 --            481,200
                                                                     ==============     ==============     ==============

                          See accompanying notes to consolidated financial statements


                                                      5

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes To Consolidated Financial Statements
                                   (unaudited)
                                  June 30, 2000
THE COMPANY

Ontro, Inc. (the "Company" or "Ontro") is engaged in the research and development of integrated thermal containers. The Company has unique proprietary technology which it has incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups, and baby formula.

The Company is a development stage enterprise. Accordingly, the Company's operations have been directed primarily toward raising capital, marketing to potential customers, research and development, acquiring operating assets, and production of sample and prototype containers.

Ontro, has been unprofitable and has generated limited revenues from the sale of products or other sources since inception. The Company expects to incur losses as it continues its development activities and pursues commercialization of its technologies. The future success of the Company is dependent upon its ability to raise additional capital to maintain its efforts to develop, manufacture and market its products and, ultimately, upon its ability to attain future profitable operations.

BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 2000, and the results of operations for the three and six month periods ended June 30, 2000 and 1999. The results of operations for the period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Ontro's Form 10-KSB for the year ended December 31, 1999.

The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

NET LOSS PER SHARE

The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Stock options and warrants totaling 6,188,967 and 5,855,252 shares were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2000 and 1999, respectively, as their effect is anti-dilutive.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net loss for the quarter ended June 30, 2000 was $1,054,100 or $0.16 per weighted average share outstanding, compared to a net loss of $1,054,000, or $0.16 per weighted average share outstanding for the same period in 1999. Net loss for the six months ended June 30, 2000 was $2,058,000, or $0.31 per weighted average share outstanding compared to $1,781,200 or $0.27 per weighted average share outstanding in 1999. Net loss from inception (November 8, 1994) to June 30, 2000 was $12,777,800.

During the six months ended June 30, 2000 the Company earned revenues of $10,000. These revenues related to payments by a customer for research and development services.

Operating expenses were $1,085,600 and $1,123,300 for the quarters ended June 30, 2000 and 1999, respectively. Operating expenses were $2,143,800 and $1,951,200 for the six months ended June 30, 2000 and 1999, respectively.

Research and development expenses increased to $653,200 for the quarter ended June 30, 2000 from $606,600 for the same period in 1999, and increased to $1,254,000 for the six month period ended June 30, 2000 compared to $1,010,500 in 1999. These increases were due to: (1) additional costs of outside consultants and companies hired by the Company to aid in its research and development efforts, (2) increase in salaries from hiring additional full-time employees and increases in wages to existing employees, (3) increases related to testing prototypes of self-heating containers as well as laboratory testing of various elements of the container, materials, and the self-heating process, (4) increase in uses of supplies and other operational expenses, and (5) increases in depreciation related to manufacturing and research and development equipment.

Marketing, general and administrative expenses decreased to $432,400 for the quarter ended June 30, 2000 from $516,700 for the same period in 1999, and decreased to $889,800 for the six month period ended June 30, 2000 compared to $940,700 in 1999. These decreases were due to reductions in consulting fees as well as marketing research fees incurred in 1999 but not in 2000.

Interest expense was $1,700 for the quarter ended June 30, 2000 compared to $6,200 for the same period in 1999 and was $4,800 for the six months ended June 30, 2000 compared to $8,500 in 1999.

Interest income was $33,200 for the quarter ended June 30, 2000 compared to $75,500 for the same period in 1999, and was $80,600 for the six months ended June 30, 2000, compared to $178,500 for the same period ending in 1999. Interest income continues to decrease as a result of decreasing cash balances available for investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through bridge financing. As of June 30, 2000, the Company's cash and cash equivalents and investments totaled approximately $1.96 million.

Primary uses of cash and cash equivalents for the six months ended June 30, 2000 included $1,438,700 for the Company's operations and working capital requirements, patent costs of $9,100, payments on capital lease obligations of $26,600, payments on note payable of $44,900, and purchase of equipment and leasehold improvements of $63,500. The Company plans to continue its policy of investing excess funds in short- and long-term investment-grade, interest-bearing instruments.

The Company's future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 6 months at its anticipated level of operations, however, the Company believes it could implement cost saving measures in order to meet the Company's cash requirements for the next 12 months. The Company is currently seeking additional funding. There can be no assurance that any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations or seek an acquisition partner. In any case the Company may sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its production development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operation.

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

NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

The Company has experienced operating losses in each fiscal period since its inception in 1994. As of June 30, 2000, the Company had a deficit accumulated during the development stage of approximately $12.8 million. The Company expects to incur additional operating losses through at least 2000 and possibly thereafter. The Company has generated no significant revenues from operations. The development of the Company's integrated thermal containers will require the commitment of substantial additional resources in order to make it feasible for such containers to be sold, or for the underlying technology to be licensed to third parties, and/or for the Company to sell its proposed containers to distributors or others who may be responsible for the manufacture and marketing of the proposed containers. There can be no assurance the Company will be successful in any of these endeavors. There can be no assurance the Company will enter into arrangements with third parties for product development and commercialization, or will successfully market or license any containers. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market its proprietary containers or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could have a material adverse impact on the Company's business, financial condition and results of operations.

SUBSTANTIAL FUTURE CAPITAL REQUIREMENTS; NO ASSURANCE OF FUTURE FUNDING

The Company will be required to make substantial expenditures to conduct existing and planned research and development, to manufacture or contract for the manufacture of, and to market its proposed containers. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will only be sufficient to meet the Company's cash requirements for the next 6 months at its anticipated level of operations. The Company is currently seeking additional funding. There can be no assurance any additional funds will be available on acceptable terms, or at all. Moreover, if additional funds are not available, the Company could be required to reduce or suspend its operations or seek an acquisition partner. In any case the Company may be required to sell securities on terms that may be highly dilutive. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has limited established bank financing arrangements, and it is not anticipated that the Company will secure any bank financing in the foreseeable future. The Company intends to finance the development and marketing of its proposed containers through license agreements, distribution agreements, strategic alliances and other arrangements with third parties. There can be no assurance such license, distribution, marketing, strategic, or other collaborative arrangements will be obtained, or that additional funds will be available when needed, or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to relinquish rights to certain of its technologies or potential products the Company would not otherwise relinquish. The Company's future cash requirements will be affected by results of research and development, collaborative relationships, if any, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, and other factors.

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

The Company is a development stage enterprise. It has not completed the final development of any product and, has not begun to market or generate revenues from operations. The Company's first anticipated commercial product is a self-heating beverage container which will require final design improvements, testing, and marketing studies before it will likely be introduced in the marketplace. There can be no assurance such efforts will be successful, and the self-heating beverage container or any of the Company's other potential products under development will be able to be manufactured at acceptable costs and quality standards. The Company cannot predict with certainty when, if ever, it will begin to market its self-heating beverage container or any other integrated thermal container it is developing. The Company currently expects the containers to be introduced to consumers in market tests and other limited venues sometime during the current year.

While the Company believes it is in the final stages of completing development of its self-heating beverage container, additional work testing and verifying different aspects of the containers is still being completed before the prototypes will likely be put into commercial production. Such aspects include, but are not limited to, the areas of material failure, heat transfer, the range of beverages that can be used with the containers, heating control, sterilization, timing and temperature ranges, appearance, and packaging. The Company continues to work on issues related to insuring market reliability and quality control standards generally required of containers for food and beverage products. The Company is conducting ongoing research to increase quality control, as well as the predictability of the heating engine and improve the manufacturing process. There can be no assurance the Company will be successful in completing such design refinements or achieve significant commercial distribution of its proposed products.

COMPLETE DEPENDENCE ON MARKET ACCEPTANCE OF INTEGRATED THERMAL CONTAINERS

The Company anticipates it will derive substantially all of its future revenues from royalty payments, if any, by licensees of its integrated thermal container technology. Consequently, the Company is entirely dependent on the successful introduction and commercial acceptance of this technology. Unless and until such integrated thermal containers receive market acceptance, the Company will not likely have any material source of revenue. There can be no assurance integrated thermal containers will achieve market acceptance. The Company's ability to license its technology or sell its containers will be substantially dependent on the results of certain market studies, and there can be no assurance studies or which may be conducted will demonstrate a level of market acceptance sufficient to interest licensees and distributors to enter into agreements with the Company regarding its products and technologies. If the Company's integrated thermal containers do not achieve significant market acceptance it will have a material adverse effect on the Company's business, financial condition and results of operations.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE

If the Company's proposed integrated thermal containers are commercially accepted, its markets are expected to be characterized by rapid technological advances, evolving industry standards, and frequent new product introductions and enhancements. The introduction by competitors of containers embodying new integrated thermal technologies and the emergence of industry standards could render the Company's containers currently under development obsolete or unmarketable. The Company's future success may depend upon its ability to keep pace with technological development and respond to evolving consumer demands. Failure by the Company to anticipate or respond adequately to technological developments or changes in consumer tastes, or significant delays in product development, could damage the Company's potential position in the marketplace and could result in less revenues and/or lack of profits. The Company may need to increase the size of its product development staff in the near term to meet these challenges. There can be no assurance the Company will be successful in hiring and training adequate product development personnel to meet its needs or that it will have the resources to do so. There can be no assurance the Company will be successful in developing and marketing new products, or product enhancements. Any failure to successfully develop and market its integrated thermal containers or other products and product enhancements would likely have a material adverse effect on the Company's financial condition, business, and results from operations.

PATENTS AND PROPRIETARY RIGHTS

The Company's success may depend, in part, on the Company's ability to maintain its patent protection for its proposed containers, both in the United States and in foreign countries. Ontro currently has six patents issued, and three additional patent applications pending in the United States. There have been foreign counterparts to certain of these applications filed in other countries. The Company intends to file additional patent applications as appropriate. There can be no assurance patents will be issued from any of the pending applications, or if they do, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance any patents issued will not be challenged, invalidated or circumvented. In addition, any patents obtained by the Company will be of limited duration.

The commercial success of the Company may also depend upon avoiding infringing on patents issued to others. If others file patent applications in the United States that infringe on the Company's patent, the Company may have to participate in interference proceedings declared by the Patent Trade Office ("PTO") to determine the priority of invention, which could result in substantial cost, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties, and could require the Company to license disputed rights from third parties or cease using all or part of the licensed technology. The Company is aware of U.S. and foreign patents issued to third parties that broadly claim self-heating technology similar to the Company's. Although the Company believes its current activities do not infringe on these patents, there can be no assurance the Company's belief would be affirmed in any infringement litigation over the patents, or that the Company's future technological developments will be outside the scope of these patents. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Further, U.S. patents do not provide any remedies for infringement that occurred before the patent is granted.

The Company also attempts to protect its proprietary and its licensed technology and processes by seeking to obtain confidentiality agreements with its contractors, consultants, employees, potential collaborative partners, licensees, customers and others. There can be no assurance these agreements will adequately protect the Company, that these agreements will not be breached, and if they are, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. Ultimately the Company may not be able to protect its proprietary and licensed technology.

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

There also can be no assurance companies in the food and beverage or container industry, or other companies, will not enter the market for integrated thermal containers with products that are superior to, less expensive, or which achieve greater market acceptance than the Company's containers. The majority of food and beverage and container manufacturers are substantially larger and more diversified than the Company; have substantially greater financial and marketing resources than the Company; have greater name recognition and distribution channels than the Company; and may have the ability and desire to develop competitively priced integrated thermal containers.

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

EXPOSURE TO FLUCTUATIONS IN PRICES AND SUPPLY OF RAW MATERIALS

The Company intends to manufacture certain parts of the proposed integrated thermal containers using various materials including but not limited to plastic resins. The Company does not currently have agreements with any raw material suppliers, including but not limited to suppliers of resins. The Company intends to enter into agreements with resin and other raw material suppliers. There can be no assurance the Company will obtain or be able to maintain supply agreements on acceptable terms and conditions.

The Company believes certain components can be obtained from numerous suppliers and as a result thereof the Company believes it is not and its licensees (if any) would not be materially dependent upon any single source for any of its raw materials or components. However, if the Company or its licensees were to experience delays in delivery of raw materials or component parts, it could delay their ability to supply containers to potential customers or its ability to conduct market research studies, which in turn, could adversely impact the Company's business, financial condition, and results of operations.

Since plastic resin is anticipated to be a principal component in the Company's proposed containers, the Company's financial performance could become materially dependent on its ability, and the ability of its licensees, if any, to acquire resin in acceptable amounts and at acceptable costs, and to pass resin price increases on to its potential customers through contractual agreements or otherwise. The capacity, supply, and demand for plastic resins and the petrochemical intermediates from which they are produced are subject to cyclical price fluctuations, including but not limited to those arising from supply shortages. There can be no assurance a significant increase in resin prices, a shortage of supply, or other event would not have a material adverse impact on the business, financial condition, and results from operations of the Company.

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

The principal components of the Company's products are made from plastic. Although the Company attempts to use all recyclable plastics not all parts of the Company's containers can be recycled, and the plastic parts that can be recycled cannot generally be recycled into the same component parts, and there are fewer potential uses for the recycled plastic used in the Company's products than there were for the original raw materials. Therefore the Company would be expected to be contributing to an increasing supply of containers that are not practically recyclable, and to the extent some plastic components could be practically recycled to an increasing supply of similar plastic needing to be recycled into fewer uses or simply an increasing amount of plastic, which although recyclable, may not be recycled. Similar factors have been the source of increasing environmental concern and increasing legislative and regulatory activity around the world. The Company cannot predict the nature of the market impact of such concerns of future legislation, regulation or liability exposure which may evolve from these environmental concerns or the adverse impact it may have on the Company. The Company does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

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

POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK

The Company's Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms, and all other rights, preferences and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock. In addition, the issuance of such preferred stock could be used by the Board of Directors as a means to prevent a change in control of the Company. Future issuances of preferred stock may provide for dividends, certain preferences in liquidation, as well as conversion rights. Such preferred stock issuances could make the possible takeover of the Company, or the removal of management of the Company, more difficult. The issuance of such preferred stock could discourage hostile bids for control of the Company in which shareholders could receive premiums for their stock, and could adversely affect the voting and other rights of the holders of common stock.

ANTI-TAKEOVER PROVISIONS; LIMITATION ON VOTING RIGHTS

The Company's Amended and Restated Articles of Incorporation ("Articles") and its Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles also include provisions restricting shareholder voting rights. The Company's Articles include a provision prohibiting action by written consent of the shareholders. The Company's Articles provide that certain provisions of the Articles may only be amended by a vote of 66 2/3% of the shareholders. The Company's Articles also require that shareholders give advance notice to the Company of any nomination for election to the Board of Directors, or other business to be brought at any shareholders' meeting. This provision makes it more difficult for shareholders to nominate candidates to the Board of Directors who are not supported by management. In addition, the Articles require advance notice for shareholder proposals to be brought before a meeting of shareholders and require the notice to specify certain information regarding the shareholder and the proposal. This provision makes it more difficult to implement shareholder proposals even if a majority of shareholders are in support thereof. Each of these provisions may also have the effect of deterring hostile take-overs or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company's Articles and Bylaws may represent a conflict of interest between management and the shareholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct. The Articles provide that the shareholders' right to cumulative voting will terminate automatically when the Company's shares are listed on the New York Stock Exchange ("NYSE") or the American Stock Exchange ('AMEX"), or if listed on the Nasdaq National Market System ("Nasdaq NMS") provided the Company has at least 800 shareholders as of the record date for the most recent meeting of shareholders. Cumulative voting is currently in effect for the Company. When and if the Company so qualifies, the absence of cumulative voting may have the effect of limiting the ability of minority shareholders to effect changes in the Board of Directors and, as a result, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company.

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

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ AND POSSIBLE MARKET ILLIQUIDITY

While the Company's Common Stock and Warrants are currently listed on the Nasdaq Smallcap Market ("Nasdaq") there can be no assurance the Company will meet the criteria for continued listing of these securities on Nasdaq. Based on existing listing criteria, a Nasdaq listing will generally require the Company to have total assets (excluding goodwill) which are $2,000,000 in excess of its total liabilities, plus have a minimum public distribution of 500,000 shares of Common Stock with a minimum of 300 public holders of 100 shares or more, a minimum bid price of $1.00 per share, and an aggregate market value of publicly held shares of $1,000,000. Nasdaq has rules which make continued listing of companies on Nasdaq more difficult than in the past and Nasdaq has significantly increased its enforcement efforts with regard to Nasdaq listing standards. Removal from Nasdaq, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. Trading, if any, in the Common Stock would then be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. There is no assurance the Company will be successful in maintaining its Nasdaq listing.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

The Board of Directors authorized ongoing issuances of restricted common stock to the Company's outside directors and legal counsel as consideration for a portion of legal counsel's monthly legal services and any extraordinary fees paid to outside directors for services rendered other than attending meetings. During the second quarter of 2000 the Company issued 16,942 common shares at a weighted average price of $1.80. In issuing such shares of common stock the Company relied upon the exemptions provided by Section 4(2) of the Securities Act and Regulation D adopted by the SEC thereunder, as well certain exemptions under applicable state(s) laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the six months ended June 30, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ONTRO, INC
         Registrant


         August 10, 2000              By:  /S/ JAMES A. SCUDDER
                                           --------------------
                                           James A. Scudder
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)



         August 10, 2000              By:  /S/ KEVIN A. HAINLEY
                                           --------------------
                                           Kevin A. Hainley
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)