Form 10QSB
period 2000-09-30
ONTRO INC
filed 2000-11-14
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


/X/     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                For the Quarterly Period ended SEPTEMBER 30, 2000

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

Yes   [ ]          No   [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   [ ]          No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of latest practicable date:

As of November 7, 2000, there are 6,688,931 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes   [ ]          No   [X]

                                   ONTRO, INC.
                              INDEX TO FORM 10-QSB




PART L FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements
                    Consolidated Balance Sheets                               3
                    Consolidated Statements of Operations                     4
                    Consolidated Statements of Cash Flows                     5
                    Notes to Consolidated Financial Statements                6

         Item 2 - Management's Discussion and
                  Analysis or Plan of Operations                              6

PART LL OTHER INFORMATION

         Item 1 - Legal Proceedings                                          15

         Item 2 - Changes in Securities                                      15

         Item 3 - Defaults upon Senior Securities                            15

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                           15

         Item 5 - Other Information                                          16

         Item 6 - Exhibits and Reports on Form 8-K                           16

Signatures                                                                   16


                                         PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)
                                          Consolidated Balance Sheets

                                                                                   September 30,        December 31,
                                                                                        2000                1999
                                                                                   ---------------     ---------------
                                     ASSETS                                          (unaudited)             Note
Current assets:
     Cash and cash equivalents                                                     $    1,122,900      $    2,848,800
     Investments held to maturity                                                              --             698,300
     Prepaid expenses and other current assets                                            176,300             284,100
                                                                                   ---------------     ---------------
          Total current assets                                                          1,299,200           3,831,200
                                                                                   ---------------     ---------------

Property and equipment, net                                                             3,188,800           3,790,500
Deposits and other assets                                                                 138,800             152,700
Intangible assets, net                                                                    391,100             389,300
                                                                                   ---------------     ---------------
                                                                                   $    5,017,900      $    8,163,700
                                                                                   ===============     ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accrued expenses and other liabilities                                        $      257,600      $      256,200
     Capital lease obligations, current portion                                             3,100              28,000
     Notes payable, current portion                                                        15,600              83,600
                                                                                   ---------------     ---------------
          Total current liabilities                                                       276,300             367,800

Capital lease obligations, excluding current portion                                        9,100              11,500
Accrued rent                                                                               25,700              18,100
                                                                                   ---------------     ---------------
          Total liabilities                                                               311,100             397,400
                                                                                   ---------------     ---------------

Shareholders' equity:

     Preferred stock, no par value, 5,000,000 shares authorized, no shares issued              --                  --
     Common stock, no par value, 20,000,000 shares authorized
          6,688,931 and 6,539,145 shares issued and outstanding as of
          September 30, 2000 and December 31, 1999, respectively                       17,576,000          17,478,300
     Additional paid-in capital                                                         1,157,800           1,054,500
     Deficit accumulated during the development stage                                 (13,971,200)        (10,719,800)
     Deferred compensation                                                                (55,800)            (46,700)
                                                                                   ---------------     ---------------
          Total shareholders' equity                                                    4,706,800           7,766,300
                                                                                   ---------------     ---------------

                                                                                   $    5,017,900      $    8,163,700
                                                                                   ===============     ===============


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


                          See accompanying notes to consolidated financial statements


                                                       ONTRO, INC.
                                            (A Development Stage Enterprise)

                                          Consolidated Statements of Operations
                                                       (unaudited)


                                                                                                                   From inception
                                                                                                                    (November 8,
                                                      For the three months          For the nine months ended          1994)
                                                      ended September 30,                 September 30,               through
                                                ------------------------------    -----------------------------     September 30,
                                                     2000             1999            2000             1999             2000
                                                ------------     ------------     ------------     ------------     ------------
Revenue                                         $     3,000           42,800           13,000           42,800           56,100
                                                ------------     ------------     ------------     ------------     ------------
Operating expenses:
     Research and development                       676,400          741,000        1,930,400        1,751,500        5,969,400
     Marketing, general and administrative          539,900          664,200        1,429,700        1,604,900        8,338,900
                                                ------------     ------------     ------------     ------------     ------------
          Total operating expense                 1,216,300        1,405,200        3,360,100        3,356,400       14,308,300
                                                ------------     ------------     ------------     ------------     ------------

Other (expense) income:
     Interest expense                                (1,700)          (5,300)          (6,500)         (13,800)        (488,700)
     Interest income                                 21,600           62,800          102,200          241,300          769,700
                                                ------------     ------------     ------------     ------------     ------------
          Total other (expense) income               19,900           57,500           95,700          227,500          281,000
                                                ------------     ------------     ------------     ------------     ------------
          Net loss                              $ 1,193,400        1,304,900        3,251,400        3,086,100       13,971,200
                                                ============     ============     ============     ============     ============
       Basic and diluted net loss per share     $     (0.18)           (0.20)           (0.49)           (0.47)
                                                ============     ============     ============     ============
Weighted average shares
outstanding                                       6,674,213        6,526,979        6,650,304        6,502,996
                                                ============     ============     ============     ============


                              See accompanying notes to consolidated financial statements.


                                                       ONTRO, INC.
                                            (A Development Stage Enterprise)

                                          Consolidated Statements of Cash Flows
                                                       (unaudited)


                                                                                                        From inception
                                                                        For the nine months ended     (November 8, 1994)
                                                                               September 30,                Through
                                                                       -----------------------------      September 30,
                                                                           2000              1999            2000
                                                                       ------------     ------------     ------------
Cash flows from operating activities:
     Net loss                                                          $(3,251,400)      (3,086,100)     (13,971,200)
     Adjustments to reconcile net loss to cash used in operating activities, excluding effect of acquisition:
        Depreciation and amortization                                      690,300          528,000        1,670,000
        Amortization of deferred financing costs                                --               --          195,800
        Issuance of common stock for services                               97,700            2,400          327,400
        Compensation for stock options and certain warrants                 94,200          198,000          854,100
        (Increase) decrease in prepaid expenses and other
          current assets                                                   107,800         (108,400)        (176,300)
        (Increase) decrease in deposits and other assets                    13,900        1,014,500         (138,800)
        Increase (decrease) in accrued expenses and other
           liabilities                                                       1,400         (272,900)         235,600
        Increase in accrued rent                                             7,600               --           25,700
                                                                       ------------     ------------     ------------
            Net cash used in operating activities                       (2,238,500)      (1,724,500)     (10,977,700)
                                                                       ------------     ------------     ------------

Cash flows from investing activities:
     Acquisition of business                                                    --               --         (481,200)
     Intangible assets                                                     (20,100)         (55,500)        (337,100)
     Purchase of property and equipment and leasehold improvements         (65,500)      (3,183,600)      (4,581,800)
     Purchase of investments held to maturity                           (1,089,400)      (3,346,600)     (15,775,000)
     Proceeds from sale of investments held to maturity                  1,782,900        4,374,100       15,771,200
                                                                       ------------     ------------     ------------
        Net cash provided by (used in) investing activities                607,900       (2,211,600)      (5,403,900)
                                                                       ------------     ------------     ------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock and warrants                    --              400       18,047,900
     Deferred offering costs                                                    --               --         (349,300)
     Proceeds from notes payable                                                --          147,500        2,252,500
     Payments on notes payable                                             (68,000)         (42,200)      (2,236,900)
     Payments on capital lease obligations                                 (27,300)         (16,200)        (209,700)
                                                                       ------------     ------------     ------------
        Net cash provided by (used in) financing activities                (95,300)          89,500       17,504,500
                                                                       ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                    (1,725,900)      (3,846,600)       1,122,900
Cash and cash equivalents, beginning of period                           2,848,800        6,279,000               --
                                                                       ------------     ------------     ------------
Cash and cash equivalents, end of period                               $ 1,122,900        2,432,400        1,122,900
                                                                       ============     ============     ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                          $     6,500            8,200          249,800

Supplemental disclosure of non-cash transactions:
     Equipment acquisitions under capital lease                                 --           16,900          221,900
     Warrants issued in connection with debt                                    --               --          195,800

Detail of acquisition:
     Patents acquired                                                           --               --          105,300
     Liabilities assumed                                                        --               --          (22,000)
     Return of equity to IHI Shareholders                                       --               --          397,900
                                                                       ------------     ------------     ------------
         Cash paid for acquisition                                     $        --               --          481,200
                                                                       ============     ============     ============


                              See accompanying notes to consolidated financial statements

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes To Consolidated Financial Statements
                                   (unaudited)
                               September 30, 2000

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

Ontro has been unprofitable and has generated limited revenues from the sale of products or other sources since inception. The Company expects to incur losses as it continues its development activities and pursues commercialization of its technologies. The future success of the Company is dependent upon its ability to raise additional capital to maintain its efforts to develop, manufacture and market its products and, ultimately, upon its ability to attain profitable operations.

BASIS OF PREPARATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 2000, and the results of operations for the three and nine month periods ended September 30, 2000 and 1999. The results of operations for the period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Ontro's Form 10-KSB for the year ended December 31, 1999.

The consolidated financial statements include the accounts of Ontro, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

NET LOSS PER SHARE

The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Stock options and warrants totaling 6,471,967 and 6,146,967 shares were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2000 and 1999 respectively, as their effect is anti-dilutive.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net loss for the quarter ended September 30, 2000 was $1,193,400 or $0.18 per weighted average share outstanding, compared to a net loss of $1,304,900 or $0.20 per weighted share outstanding for the same period in 1999. Net loss for the nine months ended September 30, 2000 was $3,251,400 or $0.49 per weighted average share outstanding compared to $3,086,100 or $0.47 per weighted average share outstanding in 1999. Net loss from inception (November 8, 1994) through September 30, 2000 was $13,971,200.

During the nine months ended September 30, 2000 the Company earned revenues of $13,000. These revenues related to payments by a customer for research and development services.

Operating expenses were $1,216,300 and $1,405,200 for the quarters ended September 30, 2000 and 1999, respectively. Operating expenses were $3,360,100 and $3,356,400 for the nine months ended September 30, 2000 and 1999, respectively.

Research and development expenses decreased to $676,400 for the quarter ended September 30, 2000 from $741,000 for the same period in 1999, and increased to $1,930,400 for the nine month period ended September 30, 2000 compared to $1,751,500 for the same period in 1999. The decrease for the quarter was primarily due to compensation expense for stock options granted in 1999 but not in 2000. For the nine month comparison the increase was due to: (1) additional costs of outside consultants and companies hired by the Company to aid in its research and development efforts, (2) increase in salaries from hiring additional full-time employees and increases in wages to existing employees, (3) increases related to testing prototypes of self-heating containers as well as laboratory testing of various elements of the container, materials, and the self-heating process, (4) increase in uses of supplies and other operational expenses, and (5) increases in depreciation related to manufacturing and research and development equipment.

Marketing, general and administrative expenses decreased to $539,900 for the quarter ended September 30, 2000 from $664,200 for the same period in 1999, and decreased to $1,429,700 for the nine month period ended September 30, 2000 compared to $1,604,900 for the same period in 1999. These decreases were due to reductions in consulting fees as well as marketing research fees incurred in 1999 but not in 2000.

Interest expense was $1,700 for the quarter ended September 30, 2000 compared to $5,300 for the same period in 1999 and was $6,500 for the nine months ended September 30, 2000 compared to $13,800 in 1999.

Interest income was $21,600 for the quarter ended September 30, 2000 compared to $62,800 for the same period in 1999, and was $102,200 for the nine months ended Sept 30, 2000, compared to $241,300 for the same period in 1999. Interest income continues to decrease as a result of decreasing cash balances available for investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as through bridge financing. As of September 30, 2000, the Company's cash and cash equivalents and investments totaled approximately $1.12 million.

Primary uses of cash and cash equivalents for the nine months ended September 30, 2000 included $2,238,500 for the Company's operations and working capital requirements, patent costs of $20,100, payments on capital lease obligations of $27,300, payments on note payable of $68,000, and purchase of equipment and leasehold improvements of $65,500. The Company plans to continue its policy of investing excess funds in short- and long-term investment-grade, interest-bearing instruments.

The Company's future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next three months at its anticipated level of operations. The Company believes, however, that it could implement cost saving measures in order to meet the Company's cash requirements for the next six months. The Company is currently seeking additional funding. There can be no assurance that any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations or seek an acquisition partner. In any case the Company may sell securities on terms that may be highly dilutive or otherwise disadvantageous to current shareholders. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its production development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operation.


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

NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

The Company has experienced operating losses in each fiscal period since its inception in 1994. As of September 30, 2000, the Company had a deficit accumulated during the development stage of approximately $14.0 million. The Company expects to incur additional operating losses through at least 2001 and possibly thereafter. The Company has generated no significant revenues from operations. The development of the Company's integrated thermal containers will require the commitment of substantial additional resources in order to make it feasible for such containers to be sold, or for the underlying technology to be licensed to third parties, and/or for the Company to sell its proposed containers to distributors or others who may be responsible for the manufacture and marketing of the proposed containers. There can be no assurance the Company will be successful in any of these endeavors. There can be no assurance the Company will enter into arrangements with third parties for product development and commercialization, or will successfully market or license any containers. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market its proprietary containers or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could have a material adverse impact on the Company's business, financial condition and results of operations.

SUBSTANTIAL FUTURE CAPITAL REQUIREMENTS; NO ASSURANCE OF FUTURE FUNDING

The Company will be required to make substantial expenditures to conduct existing and planned research and development, to manufacture or contract for the manufacture of, and to market its proposed containers. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will only be sufficient to meet the Company's cash requirements for the next three months at its anticipated level of operations. The Company is currently seeking additional funding. There can be no assurance any additional funds will be available on acceptable terms, or at all. Moreover, if additional funds are not available, the Company could be required to reduce or suspend its operations or seek an acquisition partner. In any case the Company may be required to sell securities on terms that may be highly dilutive. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

The Company is a development stage enterprise. It has not completed the final development of any product and, has not begun to market or generate revenues from operations. The Company's first anticipated commercial product is a self-heating beverage container which will require final design improvements, testing, and marketing studies before it will likely be introduced in the marketplace. There can be no assurance such efforts will be successful, and the self-heating beverage container or any of the Company's other potential products under development will be able to be manufactured at acceptable costs and quality standards. The Company cannot predict with certainty when, if ever, it will begin to market its self-heating beverage container or any other integrated thermal container it is developing. The Company currently expects the containers to be introduced to consumers in market tests and other limited venues during 2001.

While the Company believes it is in the final stages of completing development of its self-heating beverage container, additional work testing and verifying different features of the containers must be completed before the prototypes are put into commercial production. Such features include, but are not limited to, the areas of material failure, heat transfer, the range of beverages that can be used with the containers, heating control, sterilization, timing and temperature ranges, appearance, and packaging. The Company continues to work on issues related to insuring market reliability and quality control standards generally required of containers for food and beverage products. The Company is conducting ongoing research to increase quality control, as well as the predictability of the heating engine and improve the manufacturing process. There can be no assurance the Company will be successful in completing such design refinements or achieve significant commercial distribution of its proposed products.

COMPLETE DEPENDENCE ON MARKET ACCEPTANCE OF INTEGRATED THERMAL CONTAINERS

The Company anticipates it will derive substantially all of its future revenues from royalty payments, if any, by licensees of its integrated thermal container technology. Consequently, the Company is entirely dependent on the successful introduction and commercial acceptance of this technology. Unless and until such integrated thermal containers receive market acceptance, the Company will not likely have any material source of revenue. There can be no assurance integrated thermal containers will achieve market acceptance. The Company's ability to license its technology or sell its containers will be substantially dependent on the results of market studies on consumer acceptability of integrated thermal containers. There can be no assurance that any such studies will demonstrate a level of market acceptance sufficient to generate demand for the Company's product from food and beverage companies. If the Company's integrated thermal containers do not achieve significant market acceptance it will have a material adverse effect on the Company's business, financial condition and results of operations.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE

If the Company's proposed integrated thermal containers are commercially accepted, its markets are expected to be characterized by rapid technological advances, evolving industry standards, and frequent new product introductions and enhancements. The introduction by competitors of containers embodying new integrated thermal technologies and the emergence of industry standards could render the Company's containers currently under development obsolete or unmarketable. The Company's future success may depend upon its ability to keep pace with technological development and respond to evolving consumer demands. Failure by the Company to anticipate or respond adequately to technological developments or changes in consumer tastes, or significant delays in product development, could damage the Company's potential position in the marketplace and could result in reduced revenues or lack of profits. The Company may need to increase the size of its product development staff in the near term to meet these challenges. There can be no assurance the Company will be successful in hiring and training adequate product development personnel to meet its needs or that it will have the resources to do so. There can be no assurance the Company will be successful in developing and marketing new products, or product enhancements. Any failure to successfully develop and market its integrated thermal containers or other products and product enhancements would likely have a material adverse effect on the Company's financial condition, business, and results from operations.

PATENTS AND PROPRIETARY RIGHTS

The Company's success may depend, in part, on the Company's ability to maintain its patent protection for its proposed containers, both in the United States and in foreign countries. Ontro currently has six patents issued, three additional patent applications pending in the United States, and foreign counterparts to certain of these applications filed in other countries. The Company intends to file additional patent applications as appropriate. There can be no assurance patents will be issued from any of the pending applications, or if they do, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance any patents issued will not be challenged, invalidated or circumvented. In addition, any patents obtained by the Company will be of limited duration.

The commercial success of the Company may also depend upon avoiding infringing on patents issued to others. If others file patent applications in the United States that infringe on the Company's patent, the Company may have to participate in interference proceedings declared by the Patent Trade Office ("PTO") to determine the priority of invention, which could result in substantial cost, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties, and could require the Company to license disputed rights from third parties or cease using all or part of the licensed technology. The Company is aware of U.S. and foreign patents issued to third parties that broadly claim self-heating technology similar to the Company's. Although the Company believes its current activities do not infringe on these patents, there can be no assurance the Company's belief would be affirmed in any infringement litigation over the patents, or that the Company's future technological developments will be outside the scope of these patents. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Further, U.S. patents do not provide any remedies for infringement occurring before the patent is granted.

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

LIMITED MANUFACTURING FACILITIES; PROBABLE SIGNIFICANT DEPENDENCE ON LICENSEES FOR MANUFACTURE, AND SALE OF PROPOSED PRODUCTS

The Company's strategy is to license its integrated thermal technologies to container manufacturers. The Company anticipates requiring such companies to be responsible for the manufacture and sale of the Company's containers. There can be no assurance the Company will enter into satisfactory license agreements with any parties for the manufacture and sale of its integrated thermal containers; that such licenses, if any, will result in revenues to the Company; or that parties who do enter into such agreements will perform adequately. In the event the Company is unable to license its technology to third parties, it will likely have a material adverse impact on the Company's financial condition, business, and results from operation.

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

ANTI-TAKEOVER PROVISIONS; LIMITATION ON VOTING RIGHTS

The Company's Amended and Restated Articles of Incorporation ("Articles") and its Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles also include provisions restricting shareholder voting rights. The Company's Articles include a provision prohibiting action by written consent of the shareholders. The Company's Articles provide that certain provisions of the Articles may only be amended by a vote of 66 2/3% of the shareholders. The Company's Articles also require that shareholders give advance notice to the Company of any nomination for election to the Board of Directors, or other business to be brought at any shareholders' meeting. This provision makes it more difficult for shareholders to nominate candidates to the Board of Directors who are not supported by management. In addition, the Articles require advance notice for shareholder proposals to be brought before a meeting of shareholders and require the notice to specify certain information regarding the shareholder and the proposal. This provision makes it more difficult to implement shareholder proposals even if a majority of shareholders are in support thereof. Each of these provisions may also have the effect of deterring hostile take-overs or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Company's Articles and Bylaws may represent a conflict of interest between management and the shareholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct. The Articles provide that the shareholders' right to cumulative voting will terminate automatically when the Company's shares are listed on the New York Stock Exchange ("NYSE") or the American Stock Exchange ("AMEX"), or if listed on the Nasdaq National Market System ("Nasdaq NMS") provided the Company has at least 800 shareholders as of the record date for the most recent meeting of shareholders. Cumulative voting is currently in effect for the Company. When and if the Company so qualifies, the absence of cumulative voting may have the effect of limiting the ability of minority shareholders to effect changes in the Board of Directors and, as a result, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company.

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

                            PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES

The Board of Directors authorized ongoing issuances of restricted common stock to the Company's outside directors and legal counsel as consideration for a portion of legal counsel's monthly legal services and any extraordinary fees paid to outside directors for services rendered other than attending meetings. During the third quarter of 2000 the Company issued 14,135 common shares at a weighted average price of $1.93. In issuing such shares of common stock the Company relied upon the exemptions provided by Section 4(2) of the Securities Act and Regulation D adopted by the SEC thereunder, as well certain exemptions under applicable state(s) laws.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders of Ontro, Inc. was held on September 29, 2000.
         (b) At the 2000 Annual Meeting of Shareholders, votes were cast on matters submitted to the shareholders, as follows:

         (1) The election of five directors:

         Nominee                            In Favor          Withheld
         -------                            --------          --------

         James L. Berntsen                  5,511,766          63,700
         Robert F. Coston                   5,536,766          38,700
         Douglas W. Moul                    5,531,766          43,700
         James A. Scudder                   5,506,716          68,750
         Caroll E. Taylor                   5,536,766          38,700

         (2) Approval of an amendment to the 1996 Stock Option Plan increasing the number of shares by 500,000.

         For                Against          Abstain          Non-Voters
         ---                -------          -------          ----------

         2,555,183          182,940          32,760           2,804,583

         (3) Approval of the selection of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2000.

         For                Against          Abstain          Non-Voters
         ---                -------          -------          ----------

         5,521,306          11,600           42,560           0

ITEM 5.     OTHER INFORMATION

Not applicable


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ONTRO, INC
                                Registrant


     November 14, 2000          By: /S/ James A. Scudder
                                    --------------------------------------------
                                    James A. Scudder
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)



     November 14, 2000          By: /S/  Kevin A. Hainley
                                    --------------------------------------------
                                    Kevin A. Hainley
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)