Form 10KSB
period 2000-12-31
ONTRO INC
filed 2001-04-02
CIK 1037827

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of
    1934

                   For the Fiscal Year ended DECEMBER 31, 2000

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent year:    $13,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $10,136,700 as of March 20, 2001.

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:
    As of March 20, 2001:     Common Stock:                          7,324,925
                              Warrants to purchase Common Stock:     3,980,587

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format:
Yes ____     No  __X__

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

OVERVIEW

     Ontro, Inc. (the "Company" or "Ontro") is engaged in the research and development of integrated thermal containers. The Company has a unique proprietary technology which it has incorporated into a product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups, and alcoholic beverages. These containers are similar to typical beverage containers in size and shape and are activated by the consumer to heat the contents within a few minutes. The Company seeks to market its container technology to develop and expand a consumer market for remote and mobile heating of beverages and other products.

     The Company's products are still in development and are not currently sold commercially. The Company's first anticipated commercial product is a self-heating beverage container that is currently the subject of various marketing studies. The Company's other potential products will require additional research and development before they will be ready for consumer testing and market studies. There can be no assurance these efforts will be successfully completed.

     The Company believes it is in the final stages of completing development of its self-heating beverage container. Several potential customers are currently evaluating the Company's self-heating containers in various market tests and consumer evaluations. The Company anticipates these tests and evaluations will continue for some time. The Company is continually refining certain design features of its self-heating containers to improve such aspects as the speed and efficiency of the heat transfer; suitability for varied viscosity levels of the beverage contents; maintaining structural integrity of the container at increasing temperatures; temperature control; and ease of use. Certain aspects of the Company's proposed products are still being refined and are likely to be the subject of further development.

     The Company believes substantial market opportunities exist for the exploitation of the Company's integrated thermal container technology. The Company believes as society has become more mobile, demand has risen for remote heating of goods and conventional heating sources do not supply truly remote consumption due primarily to inconvenience and the inability of consumers to access these sources in a mobile environment. The Company's self-heating containers are expected to meet the needs of consumers such as commuters, mobile professionals, sports enthusiasts and other consumers without quick and convenient access to conventional heating sources.

     The Company intends to become a leading provider of integrated thermal containers and related technology to food, beverage and other manufacturers. In order to do so, the Company's licensees will have to successfully complete market testing of its proposed products and successfully manufacture and market them. The Company's principal business strategies include:

TARGETING MAJOR FOOD AND BEVERAGE COMPANIES

     The Company's principal marketing strategy is to target major food and beverage companies' to use Ontro's integrated thermal container technology with their branded products. These companies are expected to label, fill, market and distribute containers under their own brand names. Management believes this approach should allow the Company to access these very large companies established marketing, name brand and distribution capabilities without the high overhead costs of plant, equipment and labor.

     The Company believes its integrated thermal containers can assist food and beverage companies offering a value-added product to complement their existing product lines and assist such companies expanding their market share.

     To successfully implement this strategy, the Company's products will have to be well received in market tests so these food and beverage companies will be independently satisfied with the products and the market opportunity. There can be no assurance the Company will be able to complete these objectives. Preliminary market tests conducted by several of these large companies have been moving forward positively. The Company believes this strategy will be successful, but will require significant ongoing support from the Company for several fiscal quarters or longer.

LICENSING STRATEGY TO CONTAINER MANUFACTURERS

     Concurrently with seeking food and beverage companies who will market their branded products utilizing Ontro's technology, the Company has joined forces with two container manufacturers, and is seeking additional container manufacturers who will license Ontro's technology for the mass manufacturing of self-heating containers. Ontro has signed a license agreement with Consolidated Container Company LLC ("CCC") who will be Ontro's licensee and will manufacture Ontro containers for these large brand companies throughout North America. The Company has also signed a letter of intent with RPC Containers, Ltd. who intends to similarly manufacture and supply containers for such companies in Europe.

     Management believes that its expertise lies in the research and development of its technology. The Company's facility currently supplies limited quantities of containers for additional research and for market testing by potential customers. If ongoing market research continues to support a conclusion by food and beverage companies that there is consumer demand for such a product, Ontro intends to rely on current and additional licensee container manufacturers to mass produce its self-heating containers.

DEVELOP INTEGRATED THERMAL TECHNOLOGY FOR OTHER APPLICATIONS

     The Company plans to complete additional research and development into designs and potential uses of integrated thermal containers for medical, pharmaceutical, health, and beauty products, as well as other potential industrial applications. The Company intends to utilize the expertise of its management to identify market opportunities for its technology. There can be no assurance the Company will be able to complete the design and development of or market any such integrated thermal containers.

     In September 2000, the Company was awarded a contract with the U.S. Army to develop self-heating technology in order to serve hot meals for Army platoons in remote locations. Ontro believes this is only the first phase in a multi-phase contract to develop and design self-heating containers for the U.S. military. Pursuant to its contract with the Army, Ontro retains the rights to commercially license any technology developed by Ontro for the U.S. military to all other users.

PRODUCTS

SELF-HEATING BEVERAGE CONTAINERS

     The Company's first product is a fully contained, disposable, self-heating beverage container similar in size and shape to an ordinary 16-ounce beverage can. The containers are being designed to be heated by pushing a button on the bottom of the container. Activating the heating mechanism by pressing the button causes the contents in the container, such as approximately 9 ounces of coffee, soup, tea, hot chocolate or alcoholic beverage, to safely warm to a predetermined range of temperatures within a specified range of time periods. The container can then be opened by a typical style pop top for immediate consumption. At its current stage of development the Company's initial proposed product has been manufactured and test marketed in limited quantities.

     The Company anticipates its product will continually be further refined and the Company will incorporate design improvements, as testing, and additional marketing studies dictate and that such design improvements will continue both before and after such products are introduced into the marketplace.

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

     Management believes the key attributes of its technology are the following:

     EASE OF USE - This system is designed so that a consumer can activate the container merely by pushing a button; the contents are heated to a predetermined range of temperatures within a specified range of time periods.

     MINIMUM RETOOLING BY FILLERS - The Company's products are designed to be easily integrated into a beverage filler's existing production system. The current design of the self-heating container is similar to a 16 oz. beverage container, which configuration should allow fillers to integrate containers on an existing assembly line for filling without substantial modification or additions to their existing manufacturing processes.

     In addition, the Company's container is designed to be easily modified to provide heated contents at a pre-determined range of temperatures within a specified range of time periods.

     EASE OF DISPLAY BY RETAIL DISTRIBUTORS - The container's design is configured to allow distributors the ability to easily integrate the product in space and point of purchase displays at supermarkets and convenience stores without substantial modification to existing displays.

     PRICING - The Company has designed the product to be easily and simply manufactured with readily available components. The Company believes, and market studies completed to date indicate, consumers will be willing to pay the increased cost of such containers to obtain the convenience and flexibility they provide.

     USE OF NON-TOXIC MATERIALS - The Company's products utilize non-toxic, natural materials in its heating process. Management believes consumers will be more likely to purchase the Company's products if they are assured the beverage contents are not subject to toxic contamination from the heating source.

OTHER PROPOSED PRODUCTS

     The Company plans to develop similar containers of differing designs, which may be able to be used for beverages or food. For example, the Company may develop a disposable self-heating baby bottle which could be pre-filled with formula and heated on demand. The Company plans on conducting additional research and development into designs and potential uses of integrated thermal containers for medical, pharmaceutical, health and beauty products, and other potential industrial applications.

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

     For the years ended December 31, 2000 and 1999, the Company expended $2,542,400 and $2,400,900 respectively, on research and development.

MARKETING

     The Company's principal marketing strategy is to continue to support its existing potential customers in ongoing market tests, and to persuade additional major food and beverage companies to test their branded products using Ontro's integrated thermal container technologies. The focus of the Company's marketing efforts has been on food and beverage companies who the Company believes may choose to package and sell containers including such contents as coffee, tea, hot chocolate, low-viscosity soups, and alcoholic beverages. The Company is targeting companies which have large operations in an effort to take advantage of their marketing and distribution capabilities and brand name recognition.

MANUFACTURING AND PRODUCTION

     The Company intends to license its patents to large container manufacturers. The Company believes this strategy could provide material benefits, including use of the greater manufacturing expertise of such companies, which could result in substantial reductions in container manufacturing costs. The Company entered into one license agreement and one letter of intent to license Ontro's technology. Licensees would be responsible for purchasing the raw materials and manufacturing the containers. There can be no assurance licensees will build the facilities necessary to mass manufacture self-heating containers.

     In January 1999 the Company moved into its administration offices and production facility and has installed additional integrated thermal container manufacturing equipment. The Company's new facility is dedicated to research and development and to manufacturing and assembling integrated thermal containers. The purpose of this manufacturing and assembly facility is to demonstrate the commercial viability of the Company's manufacturing processes, to supply enough self-heating containers for additional testing and market studies, and to produce self-heating beverage containers for market testing with major food and beverage companies. The Company may, on a limited basis, fill the contents of containers at its facilities. The Company's semi-automated production facility is designed to allow most of the component parts of the Company's self-heating beverage container to be manufactured on the Company's premises. Certain components, including the activation device, are purchased from third party vendors. The Company believes its production facility will assist commercialization efforts as it is anticipated such production efforts will assist in further refinement of the Company's integrated thermal containers following future testing and marketing studies.

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

     To ensure contents are able to be stored for long periods without benefit of refrigeration, the Company has refined the design of its containers so they may be filled by the various sterilization processes generally in use today for food and beverage containers. The design of the containers allows them to be processed through most of the commonly used methods of sterilization which are necessary to obtain shelf stability.

RAW MATERIALS AND SUPPLIERS

     The primary raw materials used by the Company in the manufacture of its integrated thermal containers are plastic resins, calcium oxide, water, and foil seals. The Company believes all of the raw materials and component parts of its self-heating containers are readily available from numerous suppliers. The Company does not currently have agreements with any of its suppliers for the purchase of its raw materials.

     The Company believes increases in the prices of its raw materials should be able to be passed along by its licensees and customers and ultimately to the consumer. The inability to pass on increased raw material prices could have a material adverse impact on the Company's business and financial condition.

     The primary plastic resins used by the Company are produced from petrochemical intermediates derived from products of the natural gas and crude oil refining processes. Natural gas and crude oil markets in the past have experienced substantial cyclical price fluctuations as well as other market disturbances, including shortages of supply and crises in some of the larger oil producing regions of the world. The capacity, supply, and demand for plastic resins and the petrochemical intermediates from which they are produced are also subject to cyclical and other market factors. Consequently, plastic resin prices may fluctuate as a result of natural gas and crude oil prices, as well as the capacity, supply and demand for resins and petrochemical intermediates.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's integrated thermal container technology was developed by Ontro and Insta-Heat, Inc. ("IHI") which is a wholly-owned subsidiary of the Company.

     To date, the Company and its subsidiary have seven issued patents and three patent applications pending in the United States, each one relating to various aspects of the Company's integrated thermal container technology. Patent No. 5,461,867 was issued to IHI on October 31, 1995 and includes 39 claims regarding a container with an integral module for heating or cooling contents. Patent No. DES 371,513 was issued to IHI on July 9, 1996, and includes one claim regarding an end cap for a container. Patent No. 5,626,022 was issued to IHI on May 6, 1997, and is a continuation in part of Patent No. 5,461,867 and includes 25 claims regarding a container with an integral module for heating or cooling the contents. Patent No. 5,809,786 was issued to IHI on September 22, 1998 and is a continuation of Part of Patent No. 5,626,022 and includes seven claims regarding a container with an integral module for heating or cooling the contents. Patent No. 5,941,078 was issued to IHI on August 24, 1999, and is a continuation in part of Patent No. 5,809,786 and includes eight claims regarding a container with an integral module for heating or cooling the contents. Patent No. 5,979,164 was issued to IHI on November 9, 1999, and is a continuation in part of Patent No. 5,626,022 and includes four claims regarding a container with an integral module for heating or cooling the contents. Patent No. 6,178,753 was issued to IHI on January 30, 2001 and includes 11 claims regarding a container with self-heating module having liquid reactant and breakable reactant barrier at distal end of module. There can be no assurance any patents will be issued to Ontro as a result of Ontro's pending applications, or if issued, such patents combined with existing patents will be sufficiently broad to afford protection against competitors using similar technology. The Company's success will depend in large part on its ability to obtain patents for integrated thermal container technologies and related technologies, if any, to defend patents once obtained, to maintain trade secrets and to operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. The Company also has foreign patents accepted and pending for certain elements of the current and earlier designs of its integrated thermal containers and has received approval on certain of these applications.

     There can be no assurance any patents issued to IHI or Ontro will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Litigation over patent or other intellectual property claims could result in substantial costs to the Company. U.S. patents do not provide any remedies for infringement occurring before a patent is granted. Because patent rights are territorial, the Company may not have an effective remedy against use of its patented technology in any country in which IHI or Ontro does not, at the time, have an issued patent.

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

TRADEMARKS

     The Company has two registered trademarks for the name "Ontro" and the Company logo. IHI has two registered trademarks, "Anytime Anywhere" and "Insta-Heat."

COMPETITION

     The Company believes the market for integrated thermal containers is an emerging market. There can be no assurance there will be sufficient demand for a producer of such containers to profit therefrom. The plastic and beverage container industry is highly competitive and sensitive to changing consumer preferences and demands. The Company is aware of six firms that currently manufacture or market self-heating containers or products sold in self-heating containers. The Company believes two of these firms manufacture and market containers in the U.S. and the other four currently manufacture and market exclusively in foreign countries. The Company is not aware of any other current direct competition for self-heating containers in the U.S. marketplace.

     The Company believes the other competitors manufacture self-heating containers for beverages, meals, a single serving espresso, and hot sake. The Company believes each of the foreign firms holds one or more U.S. patents on their designs. The Company believes at least three of the known competitors use a reactant system similar to the Company's proposed self-heating containers. The Company believes it has successfully demonstrated its self-heating containers can be used with the high volume requirements of large food and beverage manufacturers.

     The Company believes that in the future, competition among marketers of self-heating beverage containers who can meet the high volume requirements of the large food and beverage manufacturers will be based primarily on price, product safety, ease of use, quality, product recognition, access to distribution channels, product innovation, and packaging. The competitive position of the Company will in part depend on the ability of the Company to anticipate innovations in integrated thermal container technology as well as changes in consumer preferences. If the Company's integrated thermal containers are successfully received in the market, increased competition is probable. Increased competition is likely to result in price reductions, reduced operating margins, and loss of market share, any of which could materially and adversely affect the Company's business, operating results, and financial condition. There can be no assurance the Company will be able to compete successfully, keep pace with technological developments, or have sufficient funds to invest in new technologies, products, or processes.

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

LIABILITY INSURANCE

     The Company's proposed containers expose it to possible product liability claims if, among other things, the use of its proposed containers results in personal injury or property damage. There can be no assurance the Company will have sufficient resources to satisfy any liability resulting from such claims or will be able to cause its customers to indemnify or insure the Company against such claims. The Company intends to obtain increased product liability insurance prior to the commencement of commercial shipment of its products.

     There can be no assurance such insurance coverage will be adequate in terms and scope to protect the Company against material adverse effects in the event of a successful claim, or that such insurance will be renewed, or the Company will be able to acquire additional coverage when it deems it desirable to do so.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATIONS

     All of the currently projected uses for the Company's integrated thermal containers in the United States presently fall under the authority of the United States Food and Drug Administration ("FDA") and the United States Department of Agriculture ("USDA"). The FDA regulates the material content of direct-contact food containers and packages, including certain thin wall containers manufactured by the Company. The Company expects that licensees or distributors will be responsible for filling the containers with beverages and complying with appropriate FDA regulations. The Company uses approved resins and pigments in its direct-contact food products and believes its proposed containers will be in material compliance with all applicable FDA and USDA regulations.

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

EMPLOYEES

     As of March 20, 2001, the Company employs 21 full-time employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company does not anticipate hiring additional employees at this time.

RISK FACTORS


NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

     The Company has experienced operating losses in each fiscal period since its inception in 1994. As of December 31, 2000, the Company had a deficit accumulated in the development stage of approximately $15.0 million. The Company expects to incur additional operating losses through at least 2001 and possibly thereafter. The Company has generated no significant revenues from operations. The marketing of the Company's integrated thermal containers will require the commitment of substantial resources in order for the Company and its licensee manufacturers to support their targeted large beverage distribution companies to successfully introduce and market their brand name products in the Company's proposed containers. There can be no assurance the Company will be successful in any of these endeavors. There can be no assurance the Company will enter into arrangements with third parties for product development and commercialization, or will successfully market or license any containers. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market its proprietary containers or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could have a material adverse impact on the Company's business, financial condition and results of operations.

SUBSTANTIAL FUTURE CAPITAL REQUIREMENTS; NO ASSURANCE OF FUTURE FUNDING

     The Company will be required to make substantial expenditures to continue existing marketing efforts and planned research and development. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from current executory contracts for the sale of its securities, will only be sufficient to meet the Company's cash requirements for the next several months at its current level of operations. The Company is seeking additional funding. There can be no assurance any additional financing will be available on acceptable terms, or at all. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner, sell even greater amounts of its securities on terms that would likely be even more highly dilutive, or go out of business. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has limited established bank financing arrangements and it is not anticipated the Company will secure any bank financing in the foreseeable future. The Company intends to finance the development and marketing of its proposed containers through additional sales of its securities as well as license agreements, distribution agreements, strategic alliances and other arrangements with third parties. There can be no assurance such securities will be purchased or such license, distribution, marketing, strategic, or other collaborative arrangements will be obtained, or that additional funds will be available at any price, or on any terms notwithstanding how dilutive or at what cost to the Company. If adequate funds are not available, the Company may be required to relinquish rights to certain of its technologies or potential products the Company would not otherwise relinquish. The Company's future cash requirements will be affected by results of potential customers' market studies, collaborative relationships, if any, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, and other factors.

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

     The Company is a development stage enterprise. None of its products have been placed in commercial production and it has not begun to generate revenues from operations. The Company's first anticipated commercial product is a self-heating beverage container which will require successful completion of marketing studies and establishment of larger scale production facilities before it will likely be commercially introduced in the marketplace. There can be no assurance such efforts will be successful or that the self-heating beverage container or any of the Company's other potential products under development will be manufactured in commercial quantities. The Company cannot predict with certainty when, if ever, its customers will begin to market their products in the Company's self-heating beverage container or any other integrated thermal container the Company is developing.

     While the Company believes it is in the final stages of completing development of its self-heating beverage container, additional testing and improving of different aspects of the containers is ongoing. Such aspects include, but are not limited to, the areas of speed and efficiency of the heat transfer; suitability for varied levels of viscosity of the food and beverage contents; maintaining structural integrity of the container at higher temperatures; temperature control; and ease of use. There can be no assurance the Company will be successful in completing such design refinements or achieve significant commercial distribution of its proposed products. The Company has identified certain unusual circumstances where the self-heating container could heat to unacceptably high levels and jeopardize the structural integrity of the container to the extent it might not withstand the market reliability and quality control standards generally required of containers for food and beverage products. The Company is researching different compositions of the active ingredients to increase the predictability of the heating reaction and simplify the manufacturing process.

COMPLETE DEPENDENCE ON MARKET ACCEPTANCE OF INTEGRATED THERMAL CONTAINERS

     The Company's proposed customers have not yet commenced sales of their products in the Company's self-heating beverage container which is currently the Company's only substantially developed product. The Company anticipates it will derive substantially all of its future revenues from royalty payments, if any, by licensee manufacturers of its integrated thermal container technology. Consequently, the Company is entirely dependent on the successful introduction and commercial acceptance of this technology. Unless and until such integrated thermal containers receive market acceptance, the Company will not likely have any material source of revenue. There can be no assurance that integrated thermal containers will achieve market acceptance. The Company's ability to license its technology or sell its containers will be substantially dependent on the results of certain market studies and there can be no assurance the studies currently underway or to be conducted in the future will demonstrate the level of probable market acceptance sufficient to interest licensees and distributors to enter into agreements with the Company regarding its products and technologies. Commercial acceptance of its containers will require the Company to successfully establish sales through various distribution channels, of which there can be no assurance. Any such failure will likely have a material adverse effect on the Company's business, financial condition and results of operations. Failure of the Company's integrated thermal containers to achieve significant market acceptance will have a material adverse effect on the Company's ability to continue in business.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE

     If the Company's proposed integrated thermal containers are commercially accepted, such markets are expected to be characterized by rapid technological advances, evolving industry standards, and frequent new product introductions and enhancements. The introduction by competitors of containers embodying new integrated thermal technologies and the emergence of industry standards could render the Company's containers obsolete or unmarketable.

      The Company's future success may depend upon its ability to keep pace with technological development and respond to evolving consumer demands. Failure by the Company to anticipate or respond adequately to technological developments or changes in consumer tastes, or significant delays in product development, could damage the Company's potential position in the marketplace and could result in less revenues and/or lack of profits. The Company may need to increase the size of its product development staff to meet these challenges. There can be no assurance the Company will be successful in hiring and training adequate product development personnel to meet its needs or that it will have the resources to do so. There can be no assurance the Company will be successful in marketing its proposed containers, developing new products or product enhancements, or will not experience significant delays in such endeavors in the future. Any failure to successfully develop and market its integrated thermal containers or other products and product enhancements could have a material adverse effect on the Company's financial condition, business, and results from operations.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success may depend, in large part, on the Company's patent protection for the proposed containers, both in the United States and in foreign countries. Ontro and its wholly-owned subsidiary currently have several patents issued and additional patent applications pending in the United States.

     There have been foreign counterparts to certain of these applications filed in other countries on behalf of the Company. The Company intends to file or have its subsidiary file additional applications as appropriate for patents covering one or more proposed containers and related processes. There can be no assurance additional patents will be issued from any of the pending applications, or, for patents that have been issued or may be issued, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance any patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide adequate proprietary protection to the Company. In addition, any patents obtained by the Company will be of limited duration. All United States patents issuing from patent applications filed June 8, 1995 or thereafter will have a term of 20 years from the date of filing. All United States patents in force before June 8, 1995 will have a term of the longer of: (i) 17 years from the date of issuance; or (ii) 20 years from the date of filing. All United States patents issuing from patent applications applied for before June 8, 1995 will have a term equal to the longer of: (i) 17 years from the date of issuance; or (ii) 20 years from the date of filing. All United States design patents have a 14 year life from the date of issuance.

     The commercial success of the Company may also depend upon avoiding infringing on patents issued to competitors. If competitors prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the PTO to determine the priority of invention, which could result in substantial cost, even if the outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and could require the Company to license disputed rights from third parties or cease using all or part of the licensed technology. The Company is aware of U.S. and foreign patents issued to third parties that broadly claim self-heating technology similar to the Company's. Although the Company believes its current activities do not infringe on these patents, there can be no assurance the Company's belief would be affirmed in any infringement litigation over the patents, or that the Company's future technological developments would be outside the scope of these patents. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so the Company cannot determine the inventions being claimed in pending patent applications filed by its competitors in the PTO. Further, U.S. patents do not provide any remedies for infringement that occurred before the patent is granted.

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

     There can be no assurance others will not independently develop similar or more advanced technologies or design around aspects of Ontro's technology which may be patented, or duplicate the Company's trade secrets. In some cases, the Company may rely on trade secrets to protect its technology or its inventions. There can be no assurance trade secrets will be established, secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent consultants, key employees, or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information, which may not be resolved in favor of the Company.

LIMITED MANUFACTURING FACILITIES; PROBABLE SIGNIFICANT DEPENDENCE ON LICENSEES FOR MANUFACTURE, MARKETING, AND SALE OF PROPOSED PRODUCTS

     The Company's strategy is to license its integrated thermal technologies to container manufacturers. The Company anticipates requiring such companies to be responsible for the manufacture, marketing, and sale of the overwhelming majority of the Company's proposed containers. The Company has equipment which allows it to manufacture self-heating beverage containers for testing and marketing studies and to sell limited quantities of certain self-heating containers to customers. The Company intends to require most of its distributors and other customers to contract for the manufacture of the containers from the Company's licensee manufacturers.

     There can be no assurance the sale of its integrated thermal containers pursuant to such licenses will result in revenues to the Company, or that third parties will market and sell substantial quantities of its proposed containers.

PROBABLE DEPENDENCE ON OUTSIDE PARTIES FOR MARKETING AND DISTRIBUTION

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

     There can be no assurance the Company will enter into any marketing and related arrangements on terms acceptable to the Company, or that any marketing efforts undertaken on behalf of the Company by third parties will be successful. The inability of the Company to license its products to others for their distribution, or inadequacy of such licensees' distribution, or the inability of the Company to enter into distributorship or similar agreements to market products produced by the Company would likely have a material adverse impact on the ability of the Company to remain in business

     The Company's future growth and profitability is expected to depend, in large part, on the success of its licensees, if any, and others who may participate in marketing efforts utilizing the Company's technologies. Success in marketing the Company's containers will be substantially dependent on educating the targeted markets as to the distinctive characteristics and perceived benefits of the Company's proposed containers.

COMPETITION

     The Company believes that, in the future, competition among marketers of self-heating beverage containers who can meet the high volume requirements of the large food and beverage manufacturers will be based primarily on price, product safety, ease of use, quality, product recognition, access to distribution channels, product innovation, and packaging. The competitive position of the Company will in part depend on the ability of the Company to anticipate innovations in integrated thermal container technology, as well as changes in consumer preferences. If the Company's integrated thermal containers are successfully received in the market, increased competition is probable. Increased competition is likely to result in price reductions, reduced operating margins, and loss of market share, any of which could materially and adversely affect the Company's business, operating results, and financial condition. There can be no assurance the Company will be able to compete successfully, keep pace with technological developments, or have sufficient funds to invest in new technologies, products, or processes.

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

DEPENDENCE UPON KEY PERSONNEL

     The Company's success in developing marketable containers and achieving a competitive position will depend, in large part, on its ability to attract and retain qualified management and scientific personnel.

     The Company's potential growth and any expansion into areas and activities requiring additional expertise, such as expanded programs for manufacturing and marketing, would be expected to place increased demands on the Company's human resources. These demands are expected to require the addition of new management and scientific personnel. The failure to acquire such services could have a material adverse effect on the Company's prospects for success. In addition, the Company relies on consultants and advisors to assist the Company from time to time in reviewing its marketing, management, research and development projects and strategies. Most if not all of the Company's consultants and advisors are self-employed or are employees of other companies, and may have commitments to, or consulting or advisory contracts with, more than one other entity that may affect their ability to contribute to the Company.

EXPOSURE TO FLUCTUATIONS IN RESIN PRICES AND SUPPLY

     The Company intends to manufacture certain parts of the proposed integrated thermal containers using plastic resins. The Company does not currently have any material agreements with any raw material suppliers, including suppliers of resins. The Company intends to enter into agreements with resin and other raw material suppliers. There can be no assurance the Company will obtain supply agreements on acceptable terms and conditions. Since plastic resin is anticipated to be a principal component in the Company's proposed containers, the Company's financial performance could become materially dependent on its ability, and the ability of its licensees, if any, to acquire resin in acceptable amounts and at acceptable costs, and to pass resin price increases on to its future customers through contractual agreements or otherwise. The capacity, supply, and demand for plastic resins and the petrochemical intermediates from which they are produced are subject to cyclical price fluctuations, including those arising from supply shortages. There can be no assurance a significant increase in resin prices or a shortage of supply would not have a material adverse impact on the business, financial condition, and results from operations of the Company.


SUPPLY OF RAW MATERIALS

     The Company does not have any material agreements with the suppliers of any of its raw materials or component parts. The Company believes certain components can be obtained from numerous suppliers and as a result thereof the Company believes it is not materially dependent upon any single source for any of its raw materials or components. However, if the Company were to experience delays in raw materials or component parts, it could delay the Company's ability to supply containers to potential customers or its ability to conduct market research studies, which in turn, could adversely impact the Company's business, financial condition, and results of operations.

ENVIRONMENTAL MATTERS

     Federal, state, and local governments or regulatory agencies could enact laws or regulations concerning environmental matters that may increase the cost of producing or otherwise adversely affect the demand for plastic products such as those proposed by the Company. A decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon the Company's business, financial condition, and results of operations. In addition, certain of the Company's operations are subject to federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. While the Company has not been required, in its limited history of assembling integrated thermal containers, to make significant capital expenditures in order to comply with applicable environmental laws and regulations, the Company may have to make substantial future capital expenditures due to changing compliance standards and environmental technology. Furthermore, unknown contamination of sites currently or formerly owned or operated by the Company (including contamination caused by prior owners and operators of such sites) and off-site disposal of hazardous substances may give rise to additional compliance costs.

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

LIABILITY INSURANCE

     The Company's proposed containers expose it to possible product liability claims if, among other things, the use of its proposed containers results in personal injury or property damage. There can be no assurance the Company will have sufficient resources to satisfy any liability resulting from such claims or will be able to cause its customers to indemnify or insure the Company against such claims. The Company intends to obtain additional product liability insurance prior to the commencement of commercial shipment of its products. There can be no assurance such insurance coverage will be adequate in terms and scope to protect the Company against material adverse effects in the event of a successful claim, or that such insurance will be renewed, or the Company will be able to acquire additional coverage when it deems it desirable to do so.

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

CONTROL BY PRESENT SHAREHOLDERS; POSSIBLE DEPRESSIVE EFFECT ON THE COMPANY'S SECURITIES

     As of December 31, 2000 the Company's officers and directors own 1,106,064 of the outstanding shares representing 16.5% of the currently outstanding Common Stock. The Company's officers and directors also have the right to acquire an additional 1,180,160 shares of Common Stock, which are reserved for issuance upon the exercise of existing options. Accordingly, if the Company's officers and directors exercised all of the options they currently hold, they could own up to 28.9% of the Company's outstanding Common Stock.

     The price range for the officers' and directors' options is $1.00 to $3.38 per share. The concentration of ownership by the Company's officers and directors may discourage potential acquirers from seeking control of the Company through the purchase of Common Stock and this possibility could have a depressive effect on the price of the Company's Securities.

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

POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK

     The Company's Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms, and all other rights, preferences and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the Common Stock may result in a decrease in the value or market price of the Common Stock and could be used by the Board of Directors as a means to prevent a change in control of the Company. Future issuances of preferred stock may provide for dividends, certain preferences in liquidation, as well as conversion rights. Such preferred stock issuances could make the possible takeover of the Company or the removal of management of the Company more difficult. The issuance of such preferred stock could discourage hostile bids for control of the Company in which shareholders could receive premiums for their Common Stock or Warrants, could adversely affect the voting and other rights of the holders of the Common Stock, or could depress the market price of the Common Stock or Warrants.

ANTI-TAKEOVER PROVISIONS; LIMITATION ON VOTING RIGHTS

     The Company's Amended and Restated Articles of Incorporation ("Articles") and its Bylaws contain provisions that may make it more difficult to acquire control of the Company by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles also include provisions restricting shareholder voting rights. The Company's Articles include a provision prohibiting action by written consent of the shareholders. The Company's Articles provide that certain provisions of the Articles may only be amended by a vote of 66 2/3% of the shareholders. The Company's Articles also require that shareholders give advance notice to the Company of any nomination for election to the Board of Directors or other business to be brought at any shareholders' meeting.

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

     The Company's Articles also include a provision ("Fair Price Provision") requiring the approval of the holders of 66 2/3% of the Company's voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of the Company's voting stock (an "Interested Shareholder"), except in cases where the continuing directors approve the transaction or certain minimum price criteria and other procedural requirements are met. A "Continuing Director" is a director who is not affiliated with an Interested Shareholder and was elected prior to the time such Interested Shareholder became an Interested Shareholder, or any successor chosen by a majority of the Continuing Directors. The minimum price criteria generally require that, in a transaction in which shareholders are to receive payments, holders of Common Stock must receive a value equal to the highest price of: (i) the price paid by the Interested Shareholder for Common Stock during the prior two years; (ii) the Fair Market Value (as defined) at the time; or (iii) the amount paid in the transaction in which such person became an Interested Shareholder. In addition, such payment must be made in cash or in the type of consideration paid by the Interested Shareholder for the greatest portion of the Interested Shareholder's shares. The Company's Board of Directors believes the Fair Price Provision will help assure similar treatment for all of the Company's shareholders if certain kinds of business combinations are effected. However, the Fair Price Provision may make it more difficult to accomplish certain transactions potentially beneficial to shareholders but opposed by the incumbent Board of Directors.

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

     If the Common Stock and/or Warrants (collectively "Securities") were delisted from Nasdaq at a time when the Company had net tangible assets of $2,000,000 or less, further transactions in the Securities would become subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the "Exchange Act"). Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with their spouse). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, this Rule could affect the ability of broker-dealers to sell the Securities and may affect the ability of the Common Stock and Warrant holders to sell any of the Securities acquired in the secondary market.

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

     The foregoing restrictions will not apply to the Securities if the Securities are listed on Nasdaq or another exchange and have certain price and volume information provided on a current and continuing basis, or if the Company meets certain minimum net tangible asset requirements or certain average annual revenue criteria over specific periods. There can be no assurance the Securities will continue to qualify for exemption from these restrictions. If the Securities were subject to these restrictions, the market liquidity for the Securities could be materially and adversely affected.

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

     The Company has entered into a short-term sublease to an unrelated third party for approximately 10,000 square feet of its space not currently needed for manufacturing purposes.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Common Stock Warrants are traded on the Nasdaq Small Cap Market under the symbols, "ONTR" and "ONTRW", respectively. The Company's Units sold as part of the initial public offering were separated into Common Stock and Warrants on May 11, 1998. The over-the-counter quotations provided, reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not reflect actual transactions. The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq Small Cap Market for the 2000 periods indicated:


      Beginning Date        Ending Date            High             Low
      --------------        -----------            -----           -----
      January 1             March 31               $3.38           $1.50
      April 1               June 30                 2.75            1.25
      July 1                September 30            2.47            1.75
      October 1             December 31             2.31            1.00


     During the last two fiscal years the Company did not declare or pay any cash dividends on its Common Stock. The Company currently plans to retain all of its earnings, if any, to support the development and expansion of its business and has no present intention on paying any dividends on the Common Stock in the foreseeable future.

     The Board of Directors authorized ongoing issuances of restricted common stock to the Company's outside Directors and legal counsel as consideration for a portion of legal counsel's monthly legal services and any extraordinary fees paid to outside directors for services rendered other than attending meetings. During 2000 the Company issued 46,569 common shares at a weighted average price of $1.95. The Company relied upon the exemptions provided by Section 4(2) and Regulation D of the Securities Act. Legends were placed on all certificates.


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

OVERVIEW

     Ontro, Inc. is engaged in the research and development of integrated thermal containers. The Company, through a wholly-owned subsidiary, has worldwide rights to patented and patent pending products and technology for self-heating and self-cooling containers. The Company plans on licensing its integrated thermal containers to container manufacturers who will manufacture and sell the containers to food and beverage companies who will fill and distribute under their own brand names. At this time the Company is still in its development stage with no commercially available products and there can be no assurance that the Company will successfully develop, and arrange for the manufacture and marketing of its proprietary containers or technologies.

     The Company has generated minimal revenues from product sales and research and development projects. The Company has relied on public and private equity financing as well as bridge loans as the major sources of funds. The Company has been unprofitable since its inception and expects to incur additional operating losses at least through 2001. As of December 31, 2000, the Company's accumulated deficit was approximately $15.0 million.

RESULTS OF OPERATIONS

     The Company incurred losses of $4,313,200 or $(0.65) per share, and $4,216,100 or $(0.65) per share, for the years ended December 31, 2000 ("2000") and December 31, 1999 ("1999"), respectively.

     In 2000 the Company earned revenues of $13,000. These revenues related to receipts from a customer for research and development services.

     Research and development costs increased $141,500 to $2,542,400 in 2000 compared to $2,400,900 in 1999. This increase is due to (1) additional costs of outside consultants and companies hired by the Company to aid in its research and development efforts, (2) increase in salaries from hiring additional full-time employees and increases in wages to existing employees, (3) increases related to testing prototypes of self-heating containers as well as laboratory testing of various elements of the container, materials, and the self-heating process, (4) increases in uses of supplies and other operational expenses, and
(5) increases in depreciation related to research and development equipment.

     The Company's marketing, general and administrative expenses decreased $244,000 to $1,888,200 in 2000 compared to $2,132,200 in 1999. This decrease is due to reductions in consulting fees paid to individuals in 1999 who were no longer needed by the Company and therefore their consulting contracts were cancelled. In addition the Company incurred costs related to market research that was conducted in 1999 but not in 2000.

     Interest expense was $7,200 in 2000 compared to $18,500 in 1999.

     Interest income decreased $180,800 to $111,600 in 2000 compared to $292,400 in 1999. Interest income continues to decrease as a result of a decreasing cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through public and private sales of its equity securities as well as bridge financing. As of December 31, 2000, the Company's cash and cash equivalents and investments totaled $480,300.

     Primary uses of cash during the year included $2,699,800 for the Company's operations and working capital requirements, patent costs of $28,200, payments on capital lease obligations of $28,100, payment on notes payable of $83,600 and purchase of equipment of $227,200. The Company plans to continue its policy of investing excess funds in short- and long-term, investment-grade, interest-bearing instruments.

     The Company's future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from current executory contracts for the sale of its securities, will only be sufficient to meet the Company's cash requirements for the next several months at its current level of operations.

     The Company is seeking additional funding. During February and March of 2001 the Company has sold 420,833 shares of securities at $1.20 for total proceeds of $505,000. The Company is continuing its efforts to sell Common Stock in private placement transactions in order to fund its current operations. There can be no assurance any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner, sell even greater amounts of its securities on terms that would likely be highly dilutive, or go out of business. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its production development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value, and is effective for all fiscal years beginning after June 15, 2000. The accounting for charges in fair value gains and losses depends on the intended use of the derivative and its resulting designation. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS



                                   ONTRO, INC.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                          PAGE

Independent Auditors' Report                                               22

Consolidated Balance Sheets                                                23
     December 31, 1999 and 2000

Consolidated Statements of Operations:                                     24
     For the years ended December 31, 1999 and 2000
     Period from inception (November 8, 1994) to December 31, 2000

Consolidated Statements of Shareholders' Equity (Deficit):                 25
     Period from inception (November 8, 1994) to December 31, 2000

Consolidated Statements of Cash Flows:                                     27
     For the years ended December 31, 1999 and 2000
     Period from inception (November 8, 1994) to December 31, 2000

Notes to Consolidated Financial Statements                                 28

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ontro, Inc. and subsidiary (a development stage enterprise) as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 and for the period from November 8, 1994 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from development stage activities and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    KPMG LLP


San Diego, California
February 16, 2001


                                           ONTRO, INC.
                                (A Development Stage Enterprise)

                                   Consolidated Balance Sheets
                                   December 31, 1999 and 2000

                ASSETS                                                       1999           2000
                                                                         ------------   ------------

Current assets:
          Cash and cash equivalents                                      $ 2,848,800   $    480,300
          Investments held-to-maturity                                       698,300             --
          Prepaid expenses and other current assets                          284,100        112,700
                                                                         ------------   ------------
                      Total current assets                                 3,831,200        593,000


Property and equipment, net                                                3,790,500      3,110,300
Deposits and other assets                                                    152,700         19,100
Intangible assets, net                                                       389,300        391,600
                                                                         ------------   ------------
                                                                         $ 8,163,700      4,114,000
                                                                         ============   ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Accounts payable and  accrued expenses                         $   256,200    $   355,800
          Current portion of capital lease obligations                        28,000          3,100
          Notes payable                                                       83,600             --
                                                                         ------------   ------------
                      Total current liabilities                              367,800        358,900

Capital lease obligations, excluding current portion                          11,500          8,300
Accrued rent                                                                  18,100         28,000
                                                                         ------------   ------------
                      Total liabilities                                      397,400        395,200
                                                                         ------------   ------------

Shareholders' equity:
          Preferred stock, no par value, 5,000,000 shares authorized,
             no shares issued                                                     --             --
          Common stock, no par value, 20,000,000 shares authorized,
             6,539,145 and  6,721,070 shares issued and outstanding in
             1999 and 2000, respectively                                  17,478,300     17,628,100
          Additional paid-in capital                                       1,054,500      1,157,800
          Deficit accumulated during the development stage               (10,719,800)   (15,033,000)
          Deferred compensation                                              (46,700)       (34,100)
                                                                         ------------   ------------
                      Total shareholders' equity                           7,766,300      3,718,800
                                                                         ------------   ------------

Commitments and contingencies
                                                                         $ 8,163,700    $ 4,114,000
                                                                         ============   ============

See accompanying notes to consolidated financial statements.


                                           ONTRO, INC.
                                (A Development Stage Enterprise)

                              Consolidated Statements of Operations

                                                                                              FROM
                                                                                            INCEPTION
                                                                                           (NOVEMBER 8,
                                                                                             1994) TO
                                                               YEARS ENDED DECEMBER 31,    DECEMBER 31,
                                                                 1999          2000            2000
                                                             ------------   ------------  -------------
Revenues                                                     $    43,100    $    13,000   $     56,100
                                                             ------------   ------------  -------------
Operating expenses:
          Marketing, general and administrative                2,132,200      1,888,200      8,797,400
          Research and development                             2,400,900      2,542,400      6,581,400
                                                             ------------   ------------  -------------
                      Total operating expenses                 4,533,100      4,430,600     15,378,800
                                                             ------------   ------------  -------------

Other income (expense) :
          Interest expense                                       (18,500)        (7,200)      (489,400)
          Interest income                                        292,400        111,600        779,100
                                                             ------------   ------------  -------------
                      Total other income (expense)               273,900        104,400        289,700
                                                             ------------   ------------  -------------
                      Net loss                               $(4,216,100)   $(4,313,200)  $(15,033,000)
                                                             ============   ============  =============

                      Basic and diluted net loss per share   $     (0.65)   $     (0.65)
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


                                                                   ONTRO, INC.
                                                        (A Development Stage Enterprise)

                                            Consolidated Statements of Shareholders' Equity (Deficit)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED                 TOTAL
                                                                  COMMON STOCK       ADDITIONAL  DURING THE            STOCKHOLDERS'
                                                             ----------------------   PAID-IN   DEVELOPMENT   DEFERRED     EQUITY
                                                  DATE         SHARES      AMOUNT     CAPITAL      STAGE    COMPENSATION  (DEFICIT)
                                               ----------    ----------  ----------  ---------  -----------  ----------  -----------

Issuance of common stock at $.032 per share       12/94      1,088,200   $  35,000   $     --   $       --   $      --   $   35,000
Net loss                                                            --          --         --      (12,500)         --      (12,500)
                                                             ----------  ----------  ---------  -----------  ----------  -----------
Balance at December 31, 1994                                 1,088,200      35,000         --      (12,500)         --       22,500

Issuance of common stock at $.032 per share        5/95        177,100       5,700         --           --          --        5,700
Issuance of common stock at $.889 per share    6/95 - 12/95     98,400      87,500         --           --          --       87,500
Net loss                                                            --          --         --     (164,100)         --     (164,100)
                                                             ----------  ----------  ---------  -----------  ----------  -----------
Balance at December 31, 1995                                 1,363,700     128,200         --     (176,600)         --      (48,400)

Issuance of common stock at $.699 per share    9/96 - 10/96  1,001,800     700,000         --           --          --      700,000
Issuance of common stock at $.71 per share
    for services                                   10/96        42,200      29,900         --           --          --       29,900
Issuance of common stock at $.889 per share    1/96 - 6/96     119,500     106,300         --           --          --      106,300
Issuance of common stock at $.889 per share
    for services                               1/96 - 7/96      59,100      52,500         --           --          --       52,500
Issuance of common stock at $.889 per share
    in exchange for loan guarantees            6/96, 7/96      140,600     125,000         --           --          --      125,000
Fair value of detachable warrants on debt         12/96             --          --      7,000           --          --        7,000
Issuance of stock options                                           --          --    785,000           --    (405,700)     379,300
Net loss                                                            --          --         --   (1,468,400)         --   (1,468,400)
                                                             ----------  ----------  ---------  -----------  ----------  -----------
Balance at December 31, 1996                                 2,726,900   1,141,900    792,000   (1,645,000)   (405,700)    (116,800)

Fair value of detachable warrants on debt      1/97 - 5/97          --          --     94,500           --          --       94,500
Issuance of stock options to nonemployees          2/97             --          --     16,400           --     (16,400)          --
Exercise of stock options                       3/97, 7/97      17,000      12,000         --           --          --       12,000
Issuance of common stock and warrants              5/97        222,222     444,400     55,600           --          --      500,000
Issuance of common stock at $2.00 per share
    for services                                6/97, 8/97       8,000      16,000         --           --          --       16,000
Issuance of common stock at $3.13 per share        9/97         31,949     100,000         --           --          --      100,000
Issuance of common stock at $3.13 per share       10/97         12,820      40,000         --           --          --       40,000
Issuance of common stock and warrants at
    $4.25 per unit                                10/97         70,587     292,900      7,100           --          --      300,000
Compensation related to grant of stock options                      --          --         --           --      23,800       23,800
Net loss                                                            --          --         --   (2,167,000)         --   (2,167,000)
                                                             ----------  ----------  ---------  -----------  ----------  -----------
Balance at December 31, 1997, carried forward                3,089,478   2,047,200    965,600   (3,812,000)   (398,300)  (1,197,500)
                                                                                                                         (continued)


                                                                   ONTRO, INC.
                                                        (A Development Stage Enterprise)

                                            Consolidated Statements of Shareholders' Equity (Deficit)

                                                                                               DEFICIT
                                                                                              ACCUMULATED                 TOTAL
                                                             COMMON STOCK        ADDITIONAL    DURING THE             STOCKHOLDERS'
                                                        ----------------------    PAID-IN     DEVELOPMENT    DEFERRED     EQUITY
                                             DATE         SHARES      AMOUNT      CAPITAL        STAGE     COMPENSATION  (DEFICIT)
                                          ----------    ----------  ------------  -----------  ------------  ----------  -----------
Balance at December 31, 1997, brought
    forward                                             3,089,478   $ 2,047,200   $  965,600   $(3,812,000)  $(398,300) $(1,197,500)
Compensation related to modification
    of detachable warrants on debt            2/98             --            --       94,300            --          --       94,300
Cancellation of stock options                 3/98             --            --     (378,000)           --     378,000           --
Issuance of common stock and warrants
    at $5.50 per unit, net of issuance
    costs                                     5/98      3,400,000    15,424,400      340,000            --          --   15,764,400
Return of equity to IHI shareholders          5/98             --            --     (397,900)           --          --     (397,900)
Issuance of warrants, net of issuance
    costs                                     7/98             --            --       47,300            --          --       47,300
Issuance of stock options to a
    nonemployee                               9/98             --            --      137,000            --          --      137,000
Compensation related to grant of
    stock options                                              --            --           --            --       9,900        9,900
Net loss                                                       --            --           --    (2,691,700)         --   (2,691,700)
                                                        ----------  ------------  -----------  ------------  ----------  -----------
Balance at December 31, 1998                            6,489,478    17,471,600      808,300    (6,503,700)    (10,400)  11,765,800

Compensation related to grant
    of stock options                                           --            --      246,200            --     (36,300)     209,900
Exercise of stock options                  5/99, 7/99      46,835           400           --            --          --          400
Issuance of common stock for services     6/99 - 12/99      2,832         6,300           --            --          --        6,300
Net loss                                                       --            --           --    (4,216,100)         --   (4,216,100)
                                                        ----------  ------------  -----------  ------------  ----------  -----------
Balance at December 31, 1999                            6,539,145    17,478,300    1,054,500   (10,719,800)    (46,700)   7,766,300

Compensation related to grant of
    stock options                                              --            --      103,300            --      12,600      115,900
Exercise of stock options                     2/00        100,000           100           --            --          --          100
Issuance of common stock for services     1/00 - 12/00     81,925       149,700           --            --          --      149,700
Net loss                                                       --            --           --    (4,313,200)         --   (4,313,200)
                                                        ----------  ------------  -----------  ------------  ----------  -----------
Balance at December 31, 2000                            6,721,070   $17,628,100   $1,157,800  $(15,033,000)  $ (34,100)  $3,718,800
                                                        ==========  ============  ===========  ============  ==========  ===========




See accompanying notes to consolidated financial statements.


                                                   ONTRO, INC.
                                        (A Development Stage Enterprise)

                                      Consolidated Statements of Cash Flows
                                                                                                        FROM
                                                                                                     INCEPTION
                                                                                                    (NOVEMBER 8,
                                                                                                      1994) TO
                                                                        YEARS ENDED DECEMBER 31,    DECEMBER 31,
                                                                          1999           2000           2000
                                                                      ------------   ------------   ------------
Cash flows from operating activities:
    Net loss                                                          $(4,216,100)   $(4,313,200)  $(15,033,000)
    Adjustments to reconcile net loss to net cash used in operating activities, excluding effect of acquisition:
         Depreciation and amortization                                    745,200        933,300      1,913,000
         Amortization of deferred financing costs                              --             --        195,800
         Issuance of common stock for services                              6,300        149,700        379,400
         Compensation for stock options and certain warrants              209,900        115,900        875,800
         Increase (decrease) in prepaid expenses and other
           current assets                                                 (62,100)       171,400       (112,700)
         Decrease (increase) in deposits and other assets               1,041,600        133,600        (19,100)
         Increase (decrease) in accounts payable and accrued
         expenses                                                        (263,400)        99,600        333,800
         Increase in accrued rent                                          18,100          9,900         28,000
                                                                      ------------   ------------   ------------
               Net cash used in operating activities                   (2,520,500)    (2,699,800)   (11,439,000)
                                                                      ------------   ------------   ------------

Cash flows from investing activities:
    Acquisition of business                                                    --             --       (481,200)
    Intangible assets                                                     (56,000)       (28,200)      (345,200)
    Purchase of property, equipment and leasehold improvements         (3,250,100)      (227,200)    (4,743,500)
    Purchase of investments held to maturity                           (4,333,700)    (1,686,500)   (16,372,100)
    Proceeds from sale of investments held to maturity                  6,664,700      2,384,800     16,373,100
                                                                      ------------   ------------   ------------
               Net cash provided by (used in) investing activities       (975,100)       442,900     (5,568,900)
                                                                      ------------   ------------   ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants                   400            100     18,048,000
    Deferred offering costs                                                    --             --       (349,300)
    Proceeds from notes payable                                           147,500             --      2,252,500
    Payments on notes payable                                             (63,900)       (83,600)    (2,252,500)
    Payments on capital lease obligations                                 (18,600)       (28,100)      (210,500)
                                                                      ------------   ------------   ------------
               Net cash provided by (used in) financing activities         65,400       (111,600)    17,488,200
                                                                      ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                   (3,430,200)    (2,368,500)       480,300
Cash and cash equivalents, beginning of period                          6,279,000      2,848,800             --
                                                                      ------------   ------------   ------------
Cash and cash equivalents, end of period                              $ 2,848,800    $   480,300    $   480,300
                                                                      ============   ============   ============

Supplemental disclosure of cash flow information - cash paid
    during the period for interest                                    $    18,500    $     7,300    $   250,600

Supplemental disclosure of noncash transactions:
    Equipment acquired under capital lease                                 16,900             --        221,900
    Warrants issued in connection with debt                                    --             --        195,800

Detail of acquisition:
    Patents acquired                                                           --             --        105,300
    Liabilities assumed                                                        --             --        (22,000)
    Return of equity to IHI shareholders                                       --             --        397,900
                                                                      ------------   ------------   ------------
               Cash paid for acquisition                              $        --    $        --    $   481,200
                                                                      ============   ============   ============

See accompanying notes to consolidated financial statements.

                                   ONTRO, INC.

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 2000

 (1)   NATURE OF OPERATIONS

       Ontro, Inc. ("Ontro" or the "Company") (formerly Self-Heating Container Corporation of California), was incorporated on November 8, 1994 under the laws of the state of California. Through the Company's acquisition of Insta-Heat, Inc. (IHI) in March 1998 (Note 8), Ontro has exclusive worldwide rights to license the manufacturing and distribution of self-heating containers.

       The Company is a development stage enterprise. Accordingly, the Company's operations have been directed primarily toward raising capital, developing business strategies, research and development, establishing sources of supply, acquiring operating assets, initial production, and recruiting personnel. The Company commenced operations during 1994.

 (2)   SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the financial statements of Ontro, Inc. and its wholly owned subsidiary, Insta-Heat, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)    CASH EQUIVALENTS

              Cash equivalents consist of money market funds and U.S. Treasury securities with an initial term of less than 3 months. For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       (c)    INVESTMENT SECURITIES

              Investment securities at December 31, 1999 consist of debentures and commercial paper. The Company classifies its debt securities as held-to-maturity. Held-to-maturity securities are securities in which the Company has the ability and intent to hold the security until maturity. All held-to-maturity securities at December 31, 1999 matured in 2000 and are recorded at amortized cost. At December 31, 1999 the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrealized gains or losses. Interest income is recognized when earned.

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

       (e)    INTANGIBLE ASSETS

              Intangible assets consist principally of patents and are carried at cost less accumulated amortization. Costs are amortized on a straight-line basis over the estimated useful life of each patent, which ranges from 5 to 20 years. Accumulated amortization at December 31, 1999 and 2000 was $33,000 and $58,900, respectively.

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

       (h)    INCOME TAXES

              Until September 1996, the Company's shareholders elected to have the Company treated as an S Corporation in which all income, losses and credits are passed through to the shareholders to be reported on their personal tax returns. Thus, no deferred Federal taxes were provided since the Company was not liable for Federal income taxes. In September 1996, the Company became a C Corporation.

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

       (i)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (j)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying amounts of cash and cash equivalents, investments held-to-maturity, accounts payable, and accrued expenses approximate fair values due to the short-term nature of these instruments. The carrying amount of the notes payable at December 31, 1999 is a reasonable estimate of fair value as terms of these instruments were substantially similar to terms which could be obtained by the Company from similar parties.

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



                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1999            2000
                                                   ------------   ------------

Numerator:
    Net loss                                       $(4,216,100)   $(4,313,200)
                                                   ============   ============
Denominator:
    Denominator for basic and diluted EPS -
      weighted-average shares outstanding            6,511,763      6,664,357
                                                   ============   ============

Basic and diluted net loss per share               $     (0.65)   $     (0.65)
                                                   ============   ============


              Options and warrants with underlying shares totaling 6,166,967 and 6,493,923 shares were excluded from the computations of net loss per share for the years ended December 31, 1999 and 2000, respectively, as their effect is antidilutive.

       (l)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

       (m)    RECLASSIFICATIONS

              Certain reclassifications have been made to certain prior year balances in order to conform with current year presentation.

 (3)   LIQUIDITY

       The Company has suffered recurring losses during its development stage and there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is actively pursuing additional equity financing to fund its operations during 2001, however, there can be no assurance that Company will be successful in these efforts.

       The Company will be required to make substantial expenditures to conduct existing and planned research and development, to manufacture or contract for the manufacture of, and to market its proposed containers. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next several months at its anticipated level of operations. The Company is seeking additional funding. There can be no assurance any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

 (4)   PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1999 and 2000 consists of the following:

                                                       1999           2000
                                                   ------------   ------------

Machinery and equipment                            $ 3,039,300    $ 3,087,400
Molds                                                  324,500        502,400
Office equipment                                       243,700        244,900
Leasehold improvements                               1,120,200      1,120,200
Transportation equipment                                10,500         10,500
                                                   ------------   ------------

                                                     4,738,200      4,965,400
Less accumulated depreciation and amortization        (947,700)    (1,855,100)
                                                   ------------   ------------

                                                   $ 3,790,500    $ 3,110,300
                                                   ============   ============


       Assets recorded under capital leases had a total cost of $221,900, less accumulated amortization of $135,800 as of December 31, 1999 and $221,900 less accumulated amortization of $180,600 as of December 31, 2000, and are included in property and equipment in the accompanying balance sheet.

 (5)   INCOME TAXES

       Income tax expense for the years ended December 31, 1999 and 2000 differs from the amount computed by applying the Federal statutory rate of 34% as follows:

                                                       1999            2000
                                                   ------------   ------------

Computed at Federal statutory rate                 $(1,433,500)   $(1,466,500)
State tax                                             (337,200)      (447,100)
Change in the valuation allowance                    2,176,900      2,052,100
Research & development credits                        (395,000)      (115,800)
Nondeductible (deductible) expenses                     25,200        (22,000)
Other, net                                             (36,400)          (700)
                                                   ------------   ------------

                                                   $        --    $        --
                                                   ============   ============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 2000 are as follows:

                                                       1999           2000
                                                   ------------   ------------

Deferred tax assets:
    Accrued rent                                   $     7,700    $    11,900
    Property and equipment due to
     differences in depreciation                        18,900             --
    Deferred financing costs                            26,100         26,100
    Compensation expense                               169,500        220,400
    Accrued vacation                                    20,000         15,500
    Deferred compensation                               18,000         14,600
    Net operating loss carryforwards                 3,775,000      5,765,200
     Research & development credits                    395,000        510,800
                                                   ------------   ------------

              Total gross deferred tax assets        4,430,200      6,564,500

Valuation allowance                                 (4,403,600)    (6,455,700)
                                                   ------------   ------------

              Net deferred tax assets                   26,600        108,800
                                                   ------------   ------------

Deferred tax liabilities:
    Property and equipment due to differences in
       depreciation                                         --         94,600
    Software development costs                          26,600         14,200
                                                   ------------   ------------

              Total deferred tax liabilities            26,600        108,800
                                                   ------------   ------------

              Net deferred income taxes            $        --    $        --
                                                   ============   ============



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

       At December 31, 2000, the Company had available net operating loss carryforwards of approximately $13,460,400 for Federal income tax reporting purposes which expire from 2011 to 2020. The net operating loss carryforwards for state purposes which expire from 2001 to 2010, approximate Federal net operating loss carryforwards.

       In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control is limited.

 (6)   LEASES

       The Company leases office and plant facilities in Poway, California and office and plant equipment under noncancelable operating lease agreements that expire at various dates during the next four years. The Company also maintains capital leases on equipment.

       Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 2000 are as follows:

                                                     CAPITAL       OPERATING
                                                      LEASE          LEASES
                                                   ------------   ------------
       Year ending December 31,
       ------------------------

          2001                                     $     4,100    $   357,900
          2002                                           4,100        367,000
          2003                                           4,100        373,900
          2004                                           1,100             --
                                                   ------------   ------------

       Total minimum lease commitments                  13,400    $ 1,098,800
                                                                  ============
       Less amount representing interest
        (at a rate of 9.9%)
                                                        (2,000)
                                                   ------------

       Present value of future minimum
        capital lease obligations                       11,400
       Less current portion of capital
        lease obligations                               (3,100)
                                                   ------------

       Capital lease obligations, excluding
        current portion                            $     8,300
                                                   ============


       Rent expense was $357,900 and $366,100 for the years ended December 31, 1999 and 2000, respectively.

       In February 1999, the Company entered into a sub-lease agreement, whereby the Company sublet a portion of its facility. Future minimum lease income to be received under this agreement approximates $27,400 through May 2001. Total sublease revenue received for the fiscal years ended December 31, 1999 and 2000 were $44,000 and $73,000, respectively.

 (7)   NOTES PAYABLE AND OTHER FINANCING ARRANGEMENTS

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

       During 1997 and 1998, the Company borrowed a total of $860,000 from investors. These loans included interest rates ranging from 10% to 12% per annum with principal and accrued interest due the earlier of 120 days or 5 days after the completion of an IPO by the Company.

       In May 1998, with proceeds from the Company's IPO (Note 8), the Company repaid all of the above debts outstanding including principal and interest.

       The Company obtained a bank line of credit for $177,500 to secure a letter of credit, which collateralizes the Company's office and plant facility lease. The line of credit expired in September 2000. No amount was drawn on this line.

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

       (c)    STOCK INCENTIVE PLANS

              During the year ended December 31, 1996, the Board of Directors adopted an equity incentive stock option plan for executives and key employees (the Plan). The Plan authorizes the granting of options to purchase shares of the Company's common stock. Options vest evenly over 0 to 4 years from the date of grant. Options expire 5 to 10 years after the date of grant, or at the employee's termination date, if earlier. The number of shares authorized for the Plan is 1,545,400. At December 31, 2000, there were 620,894 shares available for grant under the Plan.

       The following is a summary of the Plan's activity for the years ended December 31, 1999 and 2000:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                      NUMBER        EXERCISE
                                                    OF SHARES        PRICE
                                                   ------------   ------------

Outstanding at January 1, 1999                         446,050    $      1.68
Granted                                                304,500           2.13
                                                   ------------   ------------
Outstanding at December 31, 1999                       750,550           1.86

Cancelled                                              (80,000)          1.97
Granted                                                253,956           2.13
                                                   ------------   ------------

Outstanding at December 31, 2000                       924,506    $      1.93
                                                   ============   ============

Exercisable at December 31, 2000                       678,467    $      1.82
                                                   ============   ============




       The range of exercise prices and weighted-average remaining contractual life for options outstanding as of December 31, 2000 was $1.00 - $3.00 and approximately 4 years, respectively.

       In August 1999 the Company adopted an Executive Performance Bonus Plan under which 228,000 performance share awards were granted to officers and certain key employees. On July 1, 2000, 204,000 of these share awards vested in accordance with specified performance criteria. The Company recorded $25,500 compensation expense related to the performance shares during 2000.

       In June 2000, the Company adopted an Executive Performance Bonus Plan under which 213,000 performance share awards were granted to officers and certain key employees. All of the performance awards remained outstanding as of December 31, 2000. These performance awards vest on July 1, 2001 upon the attainment of performance goals as described in the Executive Performance Bonus Plan. The performance shares are earned if certain manufacturing, licensing and cash retention objectives are attained. No compensation expense has been recorded to date related to these awards as the Company does not expect to meet the performance criteria.

       The Company applies APB Opinion No. 25 in accounting for its stock option grants to employees and directors of the Company and, accordingly because the Company grants options at fair market value, no compensation cost has been recognized in the financial statements for such options. Using the Black-Scholes option-pricing model, the Company determined that the per share weighted-average fair value on the dates of grant of stock options granted under the Plan during 1999 was $1.19 and during 2000 was $1.42. The following weighted-average assumptions were included in this method:
       1999 - no expected dividend yield, volatility rate of 66.9%, risk-free interest rate of 6.0%, and an expected life of 4 years; 2000 - no expected dividend yield, volatility rate of 89.6%, risk-free interest rate of 5.3%, and an expected life of 4 years. Had the Company determined compensation cost for its stock options based on the fair value at the grant date under SFAS No. 123, the Company's net loss for the years ended December 31, 1999 and 2000 would have been increased to the pro forma amounts indicated below:

                                                       1999           2000
                                                   ------------   ------------

Net loss, as reported                              $(4,216,100)   $(4,313,200)
Pro forma net loss                                  (4,626,900)    (4,830,800)
Pro forma basic and diluted net loss per share           (0.71)         (0.72)


        (d)   NON-QUALIFIED STOCK OPTIONS

              During the year ended December 31, 1999 the Board of Directors granted 150,000 stock options outside the Plan at a price of $2.00 with vesting terms of 20% per year to certain directors. During the year ended December 31, 2000, the Board of Directors granted 156,000 stock options outside the Plan at a price range of $1.81 to $ 2.13 with vesting terms of 20% to 100% per year to certain directors. The Company applies APB Opinion No. 25 in accounting for these stock option grants and, accordingly, because the Company grants options at fair market value, no compensation cost has been recognized in the financial statements for such options.

              In addition, during the year ended December 31, 2000, the Board of Directors granted 102,000 options outside the Plan to non-employees at a range of $1.88 to $2.56 with vesting terms of 33% to 100%. In accordance with SFAS 123 and EITF 96-18, compensation expense related to these options is measured and recorded over the service period that generally coincides with vesting. In compliance with SFAS 123, the Company expensed $25,000 associated with these options during the year ended December 31, 2000. Using the Black-Scholes option-pricing model, the Company determined that the per share weighted-average fair value of non-employee options granted during the year ended December 31, 2000 was $1.42 to 1.62 on the date of grant. The following weighted average assumptions were included in this method: no expected dividend yield, volatility rate of 71.8% to 89.8%, risk free interest rate of 5.3% to 5.6%, and an expected life of 4 to 5 years.

              The following is a summary of nonqualified stock option activity for the year ended December 31, 1999 and 2000.

                                                                    WEIGHTED-
                                                    NUMBER OF       AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                   ------------   ------------

              Outstanding at January 1, 1999         1,002,665    $      1.13

              Exercised                                (46,835)          0.01
              Granted                                  150,000           2.00
                                                   ------------   ------------

              Outstanding at December 31, 1999       1,105,830           1.30

              Cancelled                                 (5,000)          2.50
              Exercised                               (100,000)          0.001
              Granted                                  258,000           2.11
                                                   ------------   ------------

              Outstanding at December 31, 2000       1,258,830    $      1.56
                                                   ============   ============


       The following table summarizes information about nonqualified stock options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
               -------------------------------------  ------------------------
                  NUMBER      WEIGHTED-                 NUMBER
               OUTSTANDING     AVERAGE    WEIGHTED        AT        WEIGHTED
   RANGE OF        AT        REMAINING    -AVERAGE    EXERCISABLE   -AVERAGE
   EXERCISE    DECEMBER 31, CONTRACTUAL   EXERCISE    DECEMBER 31,   EXERCISE
    PRICES         2000        LIFE         PRICE        2000         PRICE
  -----------  -----------  -----------  -----------  -----------  -----------

  $   0.001       390,830     1 years    $    0.001      390,830   $    0.001
  1.50 - 2.56     743,000     4 years         2.08       388,000         2.10
  3.00 - 3.38     125,000     4 years         3.30        58,750         3.26
               -----------                            -----------
    Total       1,258,830                                837,580
               ===========                            ===========


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

              In May 1997, in connection with the issuance of 222,222 shares of common stock, the Company issued warrants to purchase 100,000 shares of common stock for $3.00 per share for total consideration for $500,000. The warrants expire in May 2001 and are all exercisable.

              In connection with the October 1997 issuance of units consisting of 1 share of common stock and a warrant to purchase 1 share of common stock of the Company, 70,587 warrants were issued. The warrants have an exercise price of $8.25, are all exercisable, and expire in May 2001.

              In February 1998, a stockholder, warrant holder and consultant of the Company agreed to terminate its consulting agreement and to forfeit any accrued consulting fees. In addition, their option to purchase 543,841 shares of common stock of the Company expired unexercised in January 1998.

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

              During the year ended December 31, 2000 the Company modified 330,000 warrants by extending the remaining life until May 11, 2001. In accordance with this modificatrion the Company recognized expense of $23,000.



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



       Net assets acquired are as follows:

Patents                                                  $   105,300
Liabilities assumed                                          (22,000)
Return of equity to IHI shareholders                         397,900
                                                         ------------

Purchase price                                           $   481,200
                                                         ============


 (10)  RELATED PARTY TRANSACTIONS

       The Company had previously entered into agreements with various consultants who were members of its Advisory Board. During 1999 all such agreements expired. In the future the Company intends to pay for such consulting services at a daily rate on an as needed basis.

       During 1999 and 2000, the Board of Directors authorized the issuance of and granted to members of its Board of Directors as compensation for services as directors 150,000 and 156,000 nonqualified stock options (outside the Plan), respectively, at prices ranging from $1.50 - $3.38 (Note 8).



 (11)  COMMITMENTS AND CONTINGENCIES

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name                    Age      Position with the Company
- ----                    ---      -------------------------
James L. Berntsen       44       Executive Vice President and Director
Danae M. Brooker        34       Vice President of Sales and Marketing
Robert F. Coston        68       Director
Ann T. Davern           48       Vice President of Manufacturing
Kevin A. Hainley        44       Chief Financial Officer and Secretary
Douglas W. Moul         65       Director
James A. Scudder        44       President, Chief Executive Officer and Director
Carroll E. Taylor       60       Director

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

Kevin A. Hainley was hired as Chief Financial Officer in 1996. Prior to that he was Corporate Controller for HomeTown Buffet, Inc. from 1992 to 1996.

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

SUMMARY COMPENSATION TABLE
                                                                         No. of shares
Name and                                                                  underlying   Other Annual
Principal Position                  Year      Salary         Bonus        Options      Compensation
- ---------------------------         ----     ---------     ---------       -------       --------
James L. Berntsen                   2000     $155,100      $      -        43,082        $ 1,000
Executive Vice President            1999      155,600        20,000        20,000          1,000
                                    1998      175,900            -         40,000          1,000

Ann T. Davern                       2000      127,400            -         33,548              -
Vice President of Manufacturing     1999      128,700        11,225        24,050              -
                                    1998      121,080             -        31,000              -

Kevin A. Hainley                    2000      114,200             -        50,384              -
Chief Financial Officer             1999      129,900             -        46,500              -
                                    1998      127,200             -        31,000              -

Allan C. Mayer, Jr.                 2000            -             -             -              -
Vice President of Marketing         1999       24,500         6,000        24,000              -
                                    1998      119,400             -        24,000              -

James A. Scudder                    2000      181,600             -        43,596          1,800
Chief Executive Officer             1999      181,600        20,000        20,000          1,800
and President                       1998      170,500             -        40,000          1,800

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning stock option grants made to the Company's Chief Executive Officer and each of the other Named Executive Officers during the fiscal year ended December 31, 2000. No stock appreciation rights were granted or exercised during such fiscal year.


                        Number of     Percent of
                        Securities    Total Options
                        Underlying    Granted         Exercise or
                        Options       To Employees    Base Price
Name                    Granted (1)   In Fiscal Year  per Share     Expiration
- ------------------     ------------   ------------   ------------   ------------

James L. Berntsen           43,082           17.0%   $1.94 - 2.13      2005

Ann T. Davern               33,548           13.2%    1.94 - 2.13      2005

Kevin A. Hainley            50,384           19.8%    1.81 - 2.13      2005

James A. Scudder            43,596           17.2%    1.94 - 2.13      2005

(1) Includes performance-based option grants which vest either 100% or some prorata amount based on the percentage of accomplishment of predetermined performance goals on July 1, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table sets forth information concerning exercises of options and the fiscal year end option values during the fiscal year ended December 31, 2000 with respect to the Company's Chief Executive Officer and each of the other Named Executive Officers. No stock appreciation rights were exercised during such fiscal year.

                                 Number of Securities                Value of Unexercised
                               Underlying Unexercised                     In-The-Money
                                 Options At 12-31-00                 Options At 12-31-00

Name                     Exercisable        Unexercisable        Exercisable        Unexercisable
- ------------------       -----------        -------------        -----------        -------------

James L. Berntsen            96,415               46,667         $   30,700                7,500

Ann T. Davern                83,431               36,167             27,000                5,800

Kevin A. Hainley            161,717               45,167             92,700                6,900

Allan C. Mayer, Jr.         104,000                4,000             91,300                1,500

James A. Scudder             96,929               46,667             30,900                7,500

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Set forth below is certain information concerning the ownership of the Company's Common Stock as of March 20, 2001, by (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, the persons named have sole voting and investment power with respect to the securities owned by them.

Name and Address                     Number of Shares            Percent of
of Shareholder (1)                  Beneficially Owned       Outstanding Shares
- ------------------                  ----------------------   ------------------

James L. Berntsen                         557,005 (2)              7.6%
Danae M. Brooker                           49,200 (3)                 *
Robert F. Coston                           61,673 (4)                 *
Ann T. Davern                             123,748 (5)              1.7%
Kevin A. Hainley                          155,884 (6)              2.1%
Douglas W. Moul                            55,952 (7)                 *
James A. Scudder                          664,870 (8)              9.8%
Carroll E. Taylor                          49,092 (9)                 *
L.L. Knickerbocker Co., Inc.              455,750                  6.2%
30005 Comercio
Rancho Santa Margurita, CA 92688
William D. Corneliuson                    587,500 (10) (11)        8.0%
777 East Wisconsin Ave., Suite 3020
Milwaukee, WI  53202
All Directors and Executive             1,717,424 (12)            23.5%
Officers as a Group (8 Persons)

*        Less than 1%

(1) The address for all directors and executive officers is 13250 Gregg Street, Poway, California, 92064.
(2) Includes 103,082 shares subject to stock options exercisable within 60 days of March 20, 2000.
(3) Includes 44,200 shares subject to stock options exercisable within 60 days of March 20, 2000.
(4) Includes 52,000 shares subject to stock options exercisable within 60 days of March 20, 2000.
(5) Includes 88,598 shares subject to stock options exercisable within 60 days of March 20, 2000.
(6) Includes 135,884 shares subject to stock options exercisable within 60 days of March 20, 2000.
(7) Includes 42,000 shares subject to stock options exercisable within 60 days of March 20, 2000.
(8) Includes 103,596 shares subject to stock options exercisable within 60 days of March 20, 2000.
(9) Includes 42,000 shares subject to stock options exercisable within 60 days of March 20, 2000.
(10) Includes 420,500 publicly traded warrants exercisable within 60 days of March 20, 2000.
(11)     As reported on Form 13-G filed December 31, 1999.
(12) Includes 611,360 shares subject to stock options exercisable within 60 days of March 20, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

  EXHIBIT                      TITLE
    NO.                        -----
    --

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

10.2 Consulting Agreement dated July 15, 1996, between the Company and Manhattan West, Inc. (1)
10.3 Consulting Agreement dated August 5, 1996, between the Company and L. Lawrence Potomac. (1)
10.4 Consulting Agreement effective October 15, 1996, between the Company and Tor Petterson & Associates. (1)
10.5 Consulting Agreement dated August 11, 1997, between the Company and D. Scott Thorogood. (1)
10.6 Stock Purchase Agreement, dated July 15, 1996 between the Company and Manhattan West, Inc. (1)
10.7     Option Agreement with Manhattan West, Inc., dated July 15, 1996. (1)
10.8 Agreement of Purchase and Sale between the Company and the L.L. Knickerbocker Company, Inc., dated September 17, 1996.+ (1)
10.9 Form of Loan Agreement between the Company and the lenders identified on the attached schedule. (1)
10.10 Loan Agreement between the Company and 4D Enterprises, Inc., dated February 24, 1997. (1)
10.11 Employment Agreement between the Company and Allan C. Mayer, Jr., dated January 1, 1997. (1)
10.12 Employment Agreement between the Company and James A. Scudder, dated September 1, 1996. (1)
10.13 Employment Agreement between the Company and James L. Berntsen, dated September 1, 1996. (1)
10.14 Employment Agreement between the Company and Kevin A. Hainley, dated January 1, 1997. (1)
10.15 Distributorship Agreement with the L.L. Knickerbocker Company, Inc., dated April 4, 1997. (1)
10.16 Amended and Restated License Agreement with Insta-Heat, Inc, effective September 30, 1995. (1)
10.17    The Company's 1996 Omnibus Stock Plan. (1)
10.18    1996 Omnibus Stock Plan Form of Incentive Stock Option Agreement. (1)
10.19    1996 Omnibus Stock Plan Form of Nonqualified Stock Option Agreement.
         (1)
10.20    1996 Omnibus Stock Plan Form of Restricted Stock Purchase Agreement.
         (1)
10.21 Form of Option Agreement with Advisory Board Members listed on attached schedule. (1)
10.22    Option Agreement with David A. Fisher, dated January 6, 1997. (1)
10.23 Form of Warrant between the Company and the lenders identified on the attached schedule. (1)
10.24    Form of Employee Proprietary Information Agreements. (1)
10.25 Stock Purchase Agreement dated May 30, 1997 between the Company and the Danna Trust. (1)
10.26 Stock Purchase Agreement dated September 23, 1997 between the Company and C. James Moore. (1)
10.27 Stock Purchase Agreement dated September 24, 1997 between the Company and Scott and Susan Moore. (1)
10.28 Evaluation Agreement dated May 23, 1997 between the Company and Nestle USA, Inc. (1)
10.29 Leases for the Company's facilities at 12625 and 12675 Danielson Court, Suites 110 and 401, dated February 8, 1996, as amended. (1)
10.30 Lease for the Company's proposed facility to be constructed dated August 7, 1997. (1)
10.31 Stock Purchase Agreement dated October 27, 1997, between the Company and Tony Orlina. (1)
10.32 Stock Purchase Agreement dated October 27, 1997, between the Company and Stephen A. Shields. (1)
10.33 Form of Stock Purchase Agreement dated October 27, 1997 between the Company and the Selling Security Holders. (1)
10.34    Form of Warrant between the Company and the Selling Security Holders.
         (1)
23.1     Consent of KPMG LLP, Independent Public Accountants.
24.1     Form of Power of Attorney. (1)


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

ONTRO, INC.
 Registrant


By: /s/ JAMES A. SCUDDER                                       March 30, 2001
   --------------------------------------
    James A. Scudder
    President and Chief Executive Officer
    (Principal Executive Officer)



By: /s/ KEVIN A. HAINLEY                                       March 30, 2001
   --------------------------------------
    Kevin A. Hainley
    Chief Financial Officer
    (Principal Financial and Accounting
    Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                        Title              Date
               ---------                        -----              ----


/s/ JAMES L. BERNTSEN                         Director         March 30, 2001
- ----------------------------------
    James L. Berntsen


/s/ ROBERT F. COSTON                          Director         March 30, 2001
- ----------------------------------
    Robert F. Coston


/s/ DOUGLAS W. MOUL                           Director         March 30, 2001
- ----------------------------------
    Douglas W. Moul


/s/ JAMES A. SCUDDER                          Director         March 30, 2001
- ----------------------------------
    James A. Scudder


/s/ CARROLL E. TAYLOR                         Director         March 30, 2001
- ----------------------------------
    Carroll E. Taylor