Form 10QSB
period 2001-03-31
ONTRO INC
filed 2001-05-15
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period ended MARCH 31, 2001

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

Yes [X]       No [ ]

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

As of May 10, 2001, there are 8,197,624 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]       No [X]

                                   ONTRO, INC.
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements
                    Consolidated Balance Sheets                               3
                    Consolidated Statements of Operations                     4
                    Consolidated Statements of Cash Flows                     5
                    Notes to Consolidated Financial Statements                6

         Item 2 - Management's Discussion and
                  Analysis or Plan of Operation                               7

PART II OTHER INFORMATION

         Item 1 - Legal Proceedings                                           16

         Item 2 - Changes in Securities                                       16

         Item 3 - Defaults upon Senior Securities                             16

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                            16

         Item 5 - Other Information                                           16

         Item 6 - Exhibits and Reports on Form 8-K                            16

Signatures                                                                    16

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                   ONTRO, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                                                      March 31,     December 31,
                                                                        2001             2000
                                                                    -------------   -------------
                                      ASSETS                         (unaudited)
Current assets:
     Cash and cash equivalents                                      $    204,500         480,300
     Prepaid expenses and other current assets                           131,500         112,700
                                                                    -------------   -------------
          Total current assets                                           336,000         593,000

Property and equipment, net                                            2,893,200       3,110,300
Deposits and other assets                                                 19,100          19,100
Intangible assets, net                                                   394,400         391,600
                                                                    -------------   -------------
                                                                    $  3,642,700       4,114,000
                                                                    =============   =============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                           $    222,300         355,800
    Issuable common stock                                                448,600              --
    Current portion of capital lease obligations                           3,200           3,100
                                                                    -------------   -------------
          Total current liabilities                                      674,100         358,900

Capital lease obligations, excluding current portion                       7,500           8,300
Accrued rent                                                              28,700          28,000
                                                                    -------------   -------------
          Total liabilities                                              710,300         395,200
                                                                    -------------   -------------

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized,
 no shares issued                                                             --              --
     Common stock, no par value, 20,000,000 shares authorized
      7,012,110 and 6,721,070 shares issued and outstanding as of
      March 31, 2001 and December 31, 2000, respectively              17,801,300      17,628,100
     Additional paid-in capital                                        1,157,800       1,157,800
     Deficit accumulated during the development stage                (16,002,400)    (15,033,000)
     Deferred compensation                                               (24,300)        (34,100)
                                                                    -------------   -------------
          Total shareholders' equity                                   2,932,400       3,718,800
                                                                    -------------   -------------

                                                                    $  3,642,700       4,114,000
                                                                    =============   =============

           See accompanying notes to consolidated financial statements

                                       3


                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations
                                   (unaudited)

                                                                             From inception
                                                 For the three months ended   (November 8,
                                                          March 31                1994)
                                                 ---------------------------   to March 31,
                                                     2001           2000           2001
                                                 ------------   ------------   ------------
Revenues                                         $    43,300         10,000         99,400
                                                 ------------   ------------   ------------

Operating expenses:
     Research and development                        590,700        600,800      7,172,100
     Marketing, general and administrative           424,500        457,400      9,221,900
                                                 ------------   ------------   ------------
          Total operating expenses                 1,015,200      1,058,200     16,394,000
                                                 ------------   ------------   ------------

Other income (expense)
     Interest expense                                   (800)        (3,100)      (490,200)
     Interest income                                   3,300         47,400        782,400
                                                 ------------   ------------   ------------
          Total other income (expense)                 2,500         44,300        292,200
                                                 ------------   ------------   ------------
          Net loss                               $  (969,400)    (1,003,900)   (16,002,400)
                                                 ============   ============   ============

          Basic and diluted net loss per share   $     (0.14)         (0.15)
                                                 ============   ============

Weighted average shares outstanding                7,111,448      6,617,707
                                                 ============   ============

          See accompanying notes to consolidated financial statements.

                                       4


                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                               From inception
                                                                  For the three months ended   (November 8,
                                                                           March 31,               1994)
                                                                  ---------------------------   to March 31,
                                                                      2001          2000           2001
                                                                  ------------   ------------   ------------
 Cash flows from operating activities:
     Net loss                                                     $  (969,400)    (1,003,900)   (16,002,400)
     Adjustments to reconcile net loss to cash used in
     operating activities, excluding effect of acquisition:
       Depreciation and amortization                                  230,900        234,200      2,143,900
       Amortization of deferred financing costs                            --             --        195,800
       Issuance of common stock for services                           17,000         21,500        396,400
       Compensation for stock options and certain warrants              9,800         31,500        885,600
       Decrease (increase) in prepaid expenses and other
         current assets                                               (18,800)        63,800       (131,500)
       Decrease (increase) in deposits and other assets                    --          1,400        (19,100)
       Increase (decrease) in accounts payable and accrued
         expenses                                                    (133,500)       (19,700)       200,300
       Increase in accrued rent                                           700          3,100         28,700
                                                                  ------------   ------------   ------------
            Net cash used in operating activities                    (863,300)      (668,100)   (12,302,300)
                                                                  ------------   ------------   ------------
 Cash flows from investing activities:
     Acquisition of business                                               --             --       (481,200)
     Acquisition of intangible assets                                  (9,600)        (7,400)      (354,800)
     Purchase of property, equipment and leasehold improvements        (7,000)       (40,800)    (4,750,500)
     Purchase of investments held to maturity                              --       (757,100)   (16,372,100)
     Proceeds from sale of investments held to maturity                    --        249,500     16,373,100
                                                                  ------------   ------------   ------------
     Net cash used in investing activities                            (16,600)      (555,800)    (5,585,500)
                                                                  ------------   ------------   ------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock,
     warrants, and options                                             156,200            --     18,204,200
     Net proceeds from issuable common stock                           448,600            --        448,600
     Deferred offering costs                                               --             --       (349,300)
     Proceeds from notes payable                                           --             --      2,252,500
     Payments on notes payable                                             --        (22,200)    (2,252,500)
     Payments on capital lease obligations                               (700)       (25,900)      (211,200)
                                                                  ------------   ------------   ------------
          Net cash provided by (used in) financing activities         604,100        (48,100)    18,092,300
                                                                  ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                 (275,800)    (1,272,000)       204,500
Cash and cash equivalents, beginning of period                        480,300      2,848,800             --
                                                                  ------------   ------------   ------------
Cash and cash equivalents, end of period                          $   204,500      1,576,800        204,500
                                                                  ============   ============   ============

Supplemental disclosure of cash flow information -
     cash paid during the period for interest                     $       800          3,100        251,400
Supplemental disclosure of non-cash transactions:
     Equipment acquisitions under capital lease                   $        --             --        221,900
     Warrants issued in connection with debt                               --             --        195,800
Detail of acquisition:
     Patents acquired                                             $        --             --        105,300
     Liabilities assumed                                                   --             --        (22,000)
     Return of equity to IHI shareholders                                  --             --        397,900
                                                                  ------------   ------------   ------------
         Cash paid for acquisition                                $        --             --        481,200
                                                                  ============   ============   ============

                                See accompanying notes to consolidated financial statements

                                                           5

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes To Consolidated Financial Statements
                                   (unaudited)
                                 March 31, 2001
THE COMPANY

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

BASIS OF PREPARATION

      The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 2001, and the results of operations for the three month periods ended March 31, 2001 and 2000. The results of operations for the period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Ontro's Form 10-KSB for the year ended December 31, 2000.

    The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

ISSUABLE COMMON STOCK

    During the first quarter of 2001 the Company received proceeds from an investor for purchases of shares of Ontro common stock. At March 31, 2001 share certificates for these purchases had not been issued, and the amount received by the Company was classified as a current liability. Subsequent to March 31, 2001 the Company issued the share certificates, thus eliminating the liability and increasing common stock.

NET LOSS PER SHARE

    The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Stock options and warrants totaling 5,421,487 and 6,110,967 shares were excluded from the computations of diluted net loss per share for the three months ended March 31, 2001 and 2000 respectively, as their effect is antidilutive.

New Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value, and is effective for all fiscal years beginning after June 15, 2000. The accounting for charges in fair value gains and losses depends on the intended use of the derivative and its resulting designation. There was no impact to the Company from the adoption of SFAS No. 133.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      Net loss for the quarter ended March 31, 2001 was $969,400 or $0.14 per weighted average share outstanding, compared to a net loss of $1,003,900, or $0.15 per weighted average share outstanding for the same period in 2000. Net loss from inception (November 8, 1994) to March 31, 2001 was $16,002,400.

      The Company earned revenues of $43,300 and $10,000 in the first quarter of 2001 and 2000, respectively. These revenues related to payments by customers for research and development services.

      Operating expenses were $1,015,200 and $1,058,200 for the quarters ended March 31, 2001 and 2000 respectively.

      Research and development expenses decreased $10,100 to $590,700 for the quarter ended March 31, 2001 compared to $600,800 for the same period in 2000.

      Marketing, general and administrative expenses decreased $32,900 to $424,500 for the quarter ended March 31, 2001 compared to $457,400 for the same period in 2000. The decrease for the quarter is due to decreases in salaries.

      Interest expense was $800 for the quarter ended March 31, 2001 compared to $3,100 for the same period in 2000.

      Interest income decreased $44,100 to $3,300 for the first quarter ended March 31, 2001 compared to $47,400 for the same period in 2000. Interest income continues to decrease as a result of a decreasing cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as bridge financing. As of March 31, 2001, the Company's cash and cash equivalents totaled $204,500.

      Primary uses of cash and cash equivalents for the three months ended March 31, 2001 included $863,300 for the Company's operations and working capital requirements, patent costs of $9,600, and purchase of equipment and leasehold improvements of $7,000. The Company plans to continue its policy of investing excess funds in short- and long-term investment-grade, interest-bearing instruments.

      The Company's future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash to be generated from executory contracts for the sale of its securities, will only be sufficient to meet the Company's cash requirements for the next several months at its current level of operations.

      The Company is seeking additional funding. In the first quarter of 2001 the Company sold 503,823 shares of common stock for total proceeds of $604,600. In addition 150,930 shares of common stock were issued upon exercise of an option for $200. During April and May of 2001 the Company has sold 749,049 shares of common stock at $1.20 per share for total proceeds of $898,900. The Company is continuing its efforts to sell Common Stock in private placement transactions in order to fund its current operations. There can be no assurance any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner, sell even greater amounts of its securities on terms that would likely be highly dilutive, or go out of business. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its production development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

      The Company has experienced operating losses in each fiscal period since its inception in 1994. As of March 31, 2001, the Company had a deficit accumulated in the development stage of approximately $16.0 million. The Company expects to incur additional operating losses through at least 2001 and possibly thereafter. The Company has generated no significant revenues from operations. The marketing of the Company's integrated thermal containers will require the commitment of substantial resources in order for the Company and its licensee manufacturers to support their targeted large beverage distribution companies to successfully introduce and market their brand name products in the Company's proposed containers. There can be no assurance the Company will be successful in any of these endeavors. There can be no assurance the Company will enter into arrangements with third parties for product development and commercialization, or will successfully market or license any containers. To achieve profitable operations, the Company, alone or with others, must successfully develop, manufacture and market its proprietary containers or technologies. There can be no assurance the Company will be able to accomplish these tasks. Significant delays in any of these matters could have a material adverse impact on the Company's business, financial condition and results of operations.

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

DEVELOPMENT STAGE ENTERPRISE; ABSENCE OF PRODUCTS

      The Company is a development stage enterprise. None of its products have been placed in commercial production and it has generated limited revenues from operations. The Company's first anticipated commercial product is a self-heating beverage container which will require successful completion of marketing studies and establishment of larger scale production facilities before it will likely be commercially introduced in the marketplace. There can be no assurance such efforts will be successful or that the self-heating beverage container or any of the Company's other potential products under development will be manufactured in commercial quantities. The Company cannot predict with certainty when, if ever, its customers will begin to market their products in the Company's self-heating beverage container or any other integrated thermal container the Company is developing.

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

CONTROL BY PRESENT SHAREHOLDERS; POSSIBLE DEPRESSIVE EFFECT ON THE COMPANY'S SECURITIES

      As of March 31, 2001 the Company's officers and directors own 1,106,064 of the outstanding shares representing 14.4% of the currently outstanding Common Stock. The Company's officers and directors also have the right to acquire an additional 1,180,160 shares of Common Stock, which are reserved for issuance upon the exercise of existing options. Accordingly, if the Company's officers and directors exercised all of the options they currently hold, they could own up to 13.27% of the Company's outstanding Common Stock.

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

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ AND POSSIBLE MARKET ILLIQUIDITY

      While the Company's Common Stock is currently listed on Nasdaq there can be no assurance the Company will meet the criteria for continued listing of this security on Nasdaq. Based on existing listing criteria, a Nasdaq listing will generally require the Company to have total assets (excluding goodwill) which are $2,000,000 in excess of its total liabilities, plus have a minimum public distribution of 500,000 shares of Common Stock with a minimum of 300 public holders of 100 shares or more, a minimum bid price of $1.00 per share, and aggregate market value of publicly held shares of $1,000,000. Nasdaq has rules which make continued listing of companies on Nasdaq more difficult than in the past and Nasdaq has significantly increased its enforcement efforts with regard to Nasdaq listing standards. Removal from Nasdaq, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Company's Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. Trading, if any, in the Common Stock would then be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. There is no assurance the Company will be successful in maintaining its listing.

DISCLOSURES RELATING TO LOW PRICED STOCKS; POSSIBLE RESTRICTIONS ON RESALE OF LOW PRICED STOCKS AND ON BROKER-DEALER SALES; POSSIBLE ADVERSE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S SECURITIES

      If the Common Stock were delisted from Nasdaq at a time when the Company had net tangible assets of $2,000,000 or less, further transactions in the Securities would become subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the "Exchange Act"). Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with their spouse). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, this Rule could affect the ability of broker-dealers to sell the Common Stock and may affect the ability of the Common Stock holders to sell any of the Common Stock acquired in the secondary market.

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

      The foregoing restrictions will not apply to the Common Stock if the it is listed on Nasdaq or another exchange and has certain price and volume information provided on a current and continuing basis, or if the Company meets certain minimum net tangible asset requirements or certain average annual revenue criteria over specific periods. There can be no assurance the Common Stock will continue to qualify for exemption from these restrictions. If the Common Stock were subject to these restrictions, the market liquidity for it could be materially and adversely affected.

                            PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES

        During the first quarter of 2001 the Board of Directors authorized the issuance of an aggregate of 10,108 shares of restricted common stock to the Company's legal counsel, outside directors, and certain consultants as consideration for a portion of legal counsel's monthly legal services, for any extraordinary fees paid to outside directors for services rendered other than attending meetings, and for consulting services. In addition, during the first quarter of 2001 the Company sold 503,823 shares of the Company's common stock to two investors at $1.20 per share and issued 25,192 shares as a commission pursuant to a finders' fee agreement with one of those investors. The Company relied upon the exemptions provided by Sections 4(2) and 3(b) of the Securities Act and Regulation D adopted by the SEC thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.     OTHER INFORMATION

Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ONTRO, INC
                                        Registrant

         May 15, 2001                   By: /s/ JAMES A. SCUDDER
                                           -------------------------------
                                           James A. Scudder

                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

         May 15, 2001                   By: /s/ KEVIN A. HAINLEY
                                           -------------------------------------
                                           Kevin A. Hainley
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)