Form 10QSB
period 2001-06-30
ONTRO INC
filed 2001-08-14
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period ended JUNE 30, 2001

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

As of August 7, 2001 there are 8,264,841 shares of common stock outstanding.

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


                          PART I FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                             ONTRO, INC.
                                  (A Development Stage Enterprise)
                                     Consolidated Balance Sheets

                                                                             June 30,          December 31,
                                                                               2001               2000
                                                                           -------------      -------------
                                      ASSETS                                (unaudited)
Current assets:
     Cash and cash equivalents                                             $    474,900            480,300
     Prepaid expenses and other current assets                                  140,700            112,700
                                                                           -------------      -------------
          Total current assets                                                  615,600            593,000

Property and equipment, net                                                   2,728,900          3,110,300
Deposits and other assets                                                        19,100             19,100
Intangible assets, net                                                          400,000            391,600
                                                                           -------------      -------------
                                                                           $  3,763,600          4,114,000
                                                                           =============      =============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                               $    297,800            355,800
    Issuable common stock                                                        56,600                 --
    Current portion of capital lease obligations                                  3,300              3,100
                                                                           -------------      -------------
          Total current liabilities                                             357,700            358,900

Capital lease obligations, excluding current portion                              6,600              8,300
Accrued rent                                                                     28,600             28,000
                                                                           -------------      -------------
          Total liabilities                                                     392,900            395,200
                                                                           -------------      -------------

Shareholders' equity:

    Preferred stock, no par value, 5,000,000 shares authorized, no shares
        issued                                                                       --                 --
    Common stock, no par value, 20,000,000 shares authorized;
        8,264,841 and 6,721,070 shares issued and outstanding as of
        June 30, 2001 and December 31, 2000, respectively                    19,171,500         17,628,100
     Additional paid-in capital                                               1,157,800          1,157,800
     Deficit accumulated during the development stage                       (16,942,000)       (15,033,000)
     Deferred compensation                                                      (16,600)           (34,100)
                                                                           -------------      -------------
          Total shareholders' equity                                          3,370,700          3,718,800
                                                                           -------------      -------------

                                                                           $  3,763,600          4,114,000
                                                                           =============      =============

                       See accompanying notes to consolidated financial statements

                                                 3


                                                       ONTRO, INC.
                                            (A Development Stage Enterprise)

                                          Consolidated Statements of Operations
                                                       (unaudited)

                                              For the three months              For the six months            From inception
                                                 ended June 30,                  ended June 30,              (November 8, 1994)
                                         ------------------------------    -----------------------------        to June 30,
                                             2001             2000            2001             2000                2001
                                         -------------    -------------    ------------    -------------    --------------------
Revenues                                 $         --               --          43,300           10,000                  99,400
                                         -------------    -------------    ------------    -------------    --------------------
Operating expenses:
     Research and development                 569,500          653,200       1,160,100        1,254,000               7,741,500
     Marketing, general and
       administrative                         374,000          432,400         798,500          889,800               9,595,900
                                         -------------    -------------    ------------    -------------    --------------------
          Total operating expenses            943,500        1,085,600       1,958,600        2,143,800              17,337,400
                                         -------------    -------------    ------------    -------------    --------------------

Other income (expense):
     Interest expense                            (800)          (1,700)         (1,600)          (4,800)               (491,000)
     Interest income                            4,600           33,200           7,900           80,600                 787,000
                                         -------------    -------------    ------------    -------------    --------------------
          Total other income (expense)          3,800           31,500           6,300           75,800                 296,000
                                         -------------    -------------    ------------    -------------    --------------------
          Net loss                       $   (939,700)      (1,054,100)     (1,909,000)      (2,058,000)            (16,942,000)
                                         =============    =============    ============    =============    ====================
      Basic and diluted net loss per
        share                            $      (0.12)           (0.16)          (0.25)           (0.31)
                                         =============    =============    ============    =============

Weighted average shares
outstanding                                 7,946,225        6,658,718       7,534,267        6,638,212
                                         =============    =============    ============    =============

                              See accompanying notes to consolidated financial statements.


                                                       ONTRO, INC.
                                            (A Development Stage Enterprise)
                                          Consolidated Statements of Cash Flows
                                                       (unaudited)

                                                                        For the six months ended        From inception
                                                                                June 30,              (November 8, 1994)
                                                                     ------------------------------       to June 30,
                                                                        2001               2000              2001
                                                                     ------------      ------------      ------------
Cash flows from operating activities:
     Net loss                                                        $(1,909,000)       (2,058,000)       (16,942,000)
     Adjustments to reconcile net loss to cash used in
         operating activities, excluding effect of acquisition:
       Depreciation and amortization                                     462,200           460,200         2,375,200
       Amortization of deferred  financing costs                              --                --           195,800
       Issuance of common stock for services                              39,700            57,100           419,100
       Compensation for stock options and certain
         warrants                                                         17,500            72,700           893,300
       Decrease (increase) in prepaid expenses and other
         current assets                                                  (28,000)           72,100          (140,700)
       Increase (decrease) in deposits and other assets                       --            13,200           (19,100)
       Increase (decrease) in accounts payable and accrued
         liabilities                                                     (58,000)          (61,300)          275,800
       Increase in accrued rent                                              600             5,300            28,600
                                                                     ------------      ------------      ------------
          Net cash used in operating activities                       (1,475,000)       (1,438,700)      (12,914,000)
                                                                     ------------      ------------      ------------
Cash flows from investing activities:
     Acquisition of business                                                  --                --          (481,200)
     Payments for intangible assets                                      (22,200)           (9,100)         (367,400)
     Purchase of property, equipment and leasehold
      improvements                                                       (67,000)          (63,500)       (4,810,500)
     Purchase of investments held to maturity                                 --          (757,100)      (16,372,100)
     Proceeds from sale of investments held to maturity                       --           950,200        16,373,100
                                                                     ------------      ------------      ------------
     Net cash provided by (used in) investing activities                 (89,200)          120,500        (5,658,100)
                                                                     ------------      ------------      ------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock, warrants               1,503,700                --        19,551,700
    Net proceeds from issuable common stock                               56,600                --            56,600
    Deferred offering costs                                                   --                --          (349,300)
    Proceeds from notes payable                                               --                --         2,252,500
    Payments on notes payable                                                 --           (44,900)       (2,252,500)
    Payments on capital lease obligations                                 (1,500)          (26,600)         (212,000)
                                                                     ------------      ------------      ------------
          Net cash provided by (used in) financing activities          1,558,800           (71,500)       19,047,000
                                                                     ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents                      (5,400)       (1,389,700)          474,900
Cash and cash equivalents, beginning of period                           480,300         2,848,800                --
                                                                     ------------      ------------      ------------
Cash and cash equivalents, end of period                             $   474,900         1,459,100           474,900
                                                                     ============      ============      ============
Supplemental disclosure of cash flow information -
     cash paid during the period for interest                        $     1,600             4,800           252,200

Supplemental disclosure of non-cash transactions:
     Equipment acquisitions under capital lease                      $        --                --           221,900
     Warrants issued in connection with debt                                  --                --           195,800

Detail of acquisition:
     Patents acquired                                                $        --                --           105,300
     Liabilities assumed                                                      --                --           (22,000)
     Return of equity to IHI shareholders                                     --                --           397,900
                                                                     ------------      ------------      ------------
         Cash paid for acquisition                                   $        --                --           481,200
                                                                     ============      ============      ============

                               See accompanying notes to consolidated financial statements

                                                           5

                                  ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes To Consolidated Financial Statements
                                   (unaudited)
                                  June 30, 2001

THE COMPANY

      Ontro, Inc. (the "Company", "We" or "Ontro") is engaged in the research and development of integrated thermal containers. The Company has a unique proprietary technology which it has incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups, and alcoholic beverages.

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

BASIS OF PREPARATION

      The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 2001, and the results of operations for the three and six month periods ended June 30, 2001 and 2000 and the cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for the period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Ontro's Form 10-KSB for the year ended December 31, 2000.

      The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

ISSUABLE COMMON STOCK AND ACCRUED LIABILITIES

      During the first six months of 2001 the Company received proceeds from investors for purchases of shares of Ontro common stock. At June 30, 2001 certificates for 47,128 shares had not been issued, and the proceeds received by the Company were classified as a current liability. Subsequent to June 30, 2001 the Company issued the share certificates, thus eliminating the liability and increasing common stock.

      On May 22, 2001 the Company entered into an agreement to sell its common stock for no less than $1.00 a share to a related party. This agreement is subject to shareholder approval that the Company is in the process of soliciting. The Company received proceeds of $50,800 from the related party and at June 30, 2001 this amount is recorded as an accrued liability until shareholder approval is obtained.

NET LOSS PER SHARE

      The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Stock options and warrants totaling 2,117,542 and 6,188,697 shares were excluded from the computations of diluted net loss per share for the six months ended June 30, 2001 and 2000 respectively, as their effect is antidilutive.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

      Net loss for the quarter ended June 30, 2001 was $939,700 or $0.12 per weighted average share outstanding, compared to a net loss of $1,054,100, or $0.16 per weighted average share outstanding for the same period in 2000. Net loss for the six months ended June 30, 2001 was $1,909,000, or $0.25 per weighted average share outstanding compared to $2,058,000 or $0.31 per weighted average share outstanding in 2000. Net loss from inception (November 8, 1994) to June 30, 2001 was $16,942,000.

      During the six months ended June 30, 2001 and 2000 the Company earned revenues of $43,300 and $10,000, respectively. These revenues related to payments by customers for research and development services.

      Operating expenses were $943,500 and $1,085,600 for the quarters ended June 30, 2001 and 2000 respectively. Operating expenses were $1,958,600 and $2,143,800 for the six months ended June 30, 2001 and 2000, respectively.

      Research and development expenses decreased to $569,500 for the quarter ended June 30, 2001 from $653,200 for the same period in 2000 and decreased to $1,160,100 for the six month period ended June 30, 2001 compared to $1,254,000 in 2000. The decrease for the quarter was due to decreases in supplies and operating expenses.

      Marketing, general and administrative expenses decreased to $374,000 for the quarter ended June 30, 2001 from $432,400 for the same period in 2000 and decreased to $798,500 for the six month period ended June 30, 2001 compared to $889,800 in 2000. These decreases were due to reductions in salaries and wages and consulting fees, as well as, marketing research fees incurred in 2000 but not in 2001.

      Interest expense was $800 for the quarter ended June 30, 2001 compared to $1,700 for the same period in 2000 and was $1,600 for the six months ended June 30, 2001 compared to $4,800 in 2000.

      Interest income was $4,600 for the quarter ended June 30, 2001 compared to $33,200 for the same period in 2000 and was $7,900 for the six months ended June 30, 2001, compared to $80,600 for the same period ending in 2000. Interest income continues to decrease as a result of a decreasing cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as bridge financing. As of June 30, 2001, the Company's cash and cash equivalents totaled $474,900.

      Primary uses of cash and cash equivalents for the six months ended June 30, 2001 included $1,475,000 for the Company's operations and working capital requirements, patent costs of $22,200, and purchase of equipment and leasehold improvements of $67,000. The Company plans to continue its policy of investing excess funds in short- and long-term investment-grade, interest-bearing instruments.

      The Company's future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates existing capital resources and cash to be generated from executory contracts for the sale of its securities will only be sufficient to meet the Company's cash requirements for the next several months at its current level of operations.

      The Company is seeking additional funding. During the six months ended June 30, 2001 the Company sold 1,300,000 shares of common stock and issuable common stock for total proceeds of $1,560,000. In addition 150,930 shares of common stock were issued upon exercise of an option for $200. The Company is continuing its efforts to sell common stock in private placement transactions in order to fund its current operations. There can be no assurance any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner, sell even greater amounts of its securities on terms that would likely be highly dilutive, or go out of business. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

NO OPERATING REVENUES; ACCUMULATED DEFICIT; EXPECTATION OF FUTURE LOSSES

      We have experienced operating losses in each fiscal period since our founding in 1994. As of June 30, 2001, we had a deficit accumulated in the development stage of approximately $17 million. We expect to incur additional operating losses through at least 2001 and possibly thereafter, and have generated no significant revenues from operations.

SUBSTANTIAL FUTURE CAPITAL REQUIREMENTS; NO ASSURANCE OF FUTURE FUNDING

      We will be required to make substantial expenditures to continue existing marketing efforts and planned research and development. Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. We anticipate existing capital resources and the proceeds expected to be generated from one current agreement to purchase our securities will only be sufficient to meet our cash requirements until early 2002 at our current level of operations. We are seeking additional funding but cannot assure that it will be available on acceptable terms, or at all. Additional capital may be available only on terms that are highly dilutive to our existing shareholders. Moreover, if additional financing is not available, we may be required to reduce or suspend operations, seek an acquisition partner or go out of business. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints

      We do not have any established bank financing arrangements and do not expect to obtain bank financing in the foreseeable future. We intend to finance continued development and marketing activities through additional sales of securities as well as license agreements, distribution agreements, strategic alliances and other arrangements with third parties. There can be no assurance such securities will be purchased or such license, distribution, marketing, strategic, or other collaborative arrangements will be obtained, or that additional funds will be available at any price. If adequate funds are not available, we may be required to relinquish technology rights or go out of business. Our future cash requirements will be affected by results of potential customers' market studies, collaborative relationships, if any, changes in the focus and direction of our research and development programs, competitive and technological advances, and other factors.

      From January to June, 2001, we sold a total of 1,300,000 shares of common stock and issuable common stock in private placement transactions and received total proceeds of $1,560,000 from such sales. We also entered into an agreement effective May 22, 2001 to issue as many as 1,600,000 shares of common stock for a price of no less than $1.00 per share. We continue to seek sources of additional capital.

EARLY STAGE OF DEVELOPMENT; ABSENCE OF PRODUCTS

      We are a development stage enterprise. None of our products have been placed in commercial production and we have not begun to generate operating revenues. Our first anticipated commercial product is a self-heating beverage container which will require successful completion of marketing studies and establishment of larger scale production facilities before it will likely be introduced in the marketplace. We do not know if we will be able to develop and profit from the self-heating beverage container or any of our other potential products under development. We do not know when or if our target customers will begin to market their products in self-heating containers employing our technology.

      While we believe we are in the final stages of completing development of a self-heating beverage container, additional testing and improvement of the container is ongoing. Areas of continuing product development include, but are not limited to, heat transfer speed and efficiency; enabling heating of solids and thicker liquids, maintaining container structural integrity at higher temperatures; temperature control; and ease of use. We do not know when or if we will succeed in improving our integrated containers in these areas. We have identified certain unusual circumstances where the self-heating container could over-heat and therefore fail to meet generally required reliability and quality standards for food and beverage products. We are researching different chemical formulations to increase the predictability of the heating reaction and simplify the manufacturing process.

COMPLETE DEPENDENCE ON MARKET ACCEPTANCE OF INTEGRATED THERMAL CONTAINERS

      At the present time, no beverage manufacturer or distributor is selling any beverage in our self-heating container. We expect to derive substantially all future operating revenues from royalty payments, if any, by licensee manufacturers of our integrated thermal container technology. Consequently, we are entirely dependent on the successful introduction and commercial acceptance of this technology. Unless and until our integrated thermal containers are produced by licensee manufacturers in commercial quantities, and receive market acceptance from consumers, we will not likely have any significant operating revenues. Our ability to license our technology or sell self-heating containers will be substantially dependent on the results of certain market studies currently underway or to be conducted in the future. We do not know if such studies will indicate probable market acceptance sufficient to interest licensees to license our technology. We will not survive as a going concern if our integrated thermal containers do not achieve significant market acceptance.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE

      If our integrated thermal containers are commercially accepted, the market for self-heating beverage and food containers is expected to be characterized by rapid technological advances, evolving industry standards, and frequent new product introductions and enhancements. The introduction by competitors of containers embodying new integrated thermal technologies and the emergence of industry standards could render our technology and containers obsolete or unmarketable.

      Our future success may depend upon our ability to keep pace with technological development and respond to evolving consumer demands. Our failure to anticipate or respond adequately to technological developments or changes in consumer tastes with new or improved products could damage our potential position in the marketplace and could result in less revenues or lack of profits. The Company may need to increase the size of its product development staff to meet these challenges. We may be unable to hire and train necessary personnel to meet our product development and research needs because of lack of capital or other resources.

POSSIBLE INADEQUACY OF PATENTS AND PROPRIETARY RIGHTS

      Our success may depend, in large part, on patent protection for our technology, both in the United States and in foreign countries. We currently have several patents issued and additional patent applications pending in the United States.

      We have filed foreign counterparts to certain of these applications in other countries. We intend to file additional applications as appropriate for patents covering one or more additional aspects of our container technology and related processes. There can be no assurance additional patents will be issued from any of the pending applications. Furthermore, the claims allowed on patents that have been issued or may be issued in the future may not be sufficiently broad to protect our technology from unlicensed use. One or more of our patents may be challenged, invalidated or circumvented or may otherwise prove inadequate to protect our proprietary technology. In addition, any patents will be of limited duration. All United States patents issuing from patent applications filed June 8, 1995 or thereafter will have a term of 20 years from the date of filing. All United States patents in force before June 8, 1995 will have a term of the longer of: (i) 17 years from the date of issuance; or (ii) 20 years from the date of filing. All United States patents issuing from patent applications filed before June 8, 1995 will have a term equal to the longer of: (i) 17 years from the date of issuance; or (ii) 20 years from the date of filing. All United States design patents have a 14 year life from the date of issuance.

      Our commercial success may also depend upon avoiding infringing on patents issued to competitors. If competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of invention. Such proceedings could result in substantial cost, even if the outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties and could require us to license disputed rights from third parties or cease using all or part of the licensed technology. We are aware of U.S. and foreign patents issued to third parties that broadly claim self-heating technology similar to our own. Although we believe our current activities do not infringe on these patents, we might be found liable for infringement in any litigation brought to enforce them. In addition it is possible that a future technological development by us could be held to fall within the scope of these patents. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the Patent and Trademark Office, so we cannot determine the inventions being claimed in pending patent applications filed by our competitors. Further, U.S. patents do not provide any remedies for infringement that occurred before the patent is granted.

      We also plan to protect our proprietary and our licensed technology and processes by seeking to obtain confidentiality agreements from third parties with whom we do business. We cannot guarantee that these agreements will adequately protect us or will be performed by other parties. We may be found to have inadequate remedies for any breach of these agreements. In addition, our trade secrets may be independently discovered by competitors. This could increase the risk that we may not be able to protect our proprietary and licensed technology.

      There can be no assurance others will not independently develop similar or more advanced technologies or design around aspects of our patented technology. In some cases, we intend to rely on trade secrets to protect our technology or inventions. We cannot predict that trade secrets will be established, secrecy obligations will be honored, or that others will not independently develop similar or superior technology. To the extent consultants, key employees, or other third parties apply technological information independently developed by them or by others to our projects, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor.

LIMITED MANUFACTURING FACILITIES; SIGNIFICANT DEPENDENCE ON LICENSEES FOR MANUFACTURE, MARKETING, AND SALE OF PROPOSED PRODUCTS

      Our strategy is to license our integrated thermal technologies to container manufacturers. We intend to require our licensees to be responsible for the manufacture, marketing, and sale of the overwhelming majority of our products. We have equipment to manufacture self-heating beverage containers for testing and marketing studies and to sell limited quantities of certain self-heating containers to customers. We anticipate food and beverage producers will enter into sublicenses with our manufacturing licensees for the purchase of containers employing our technology. We have entered into one license agreement and one letter of intent with major container manufacturers, but at the present time they have not built commercial manufacturing capacity and they will not until significant initial purchase orders have been submitted by potential sublicensee beverage distributors. We may not be successful in implementing this strategy.

PROBABLE DEPENDENCE ON OUTSIDE PARTIES FOR MARKETING AND DISTRIBUTION

      We intend for food and beverage companies to market their proposed products in containers manufactured by our licensees. We will likely be required by the terms of such agreements to limit our control over some or all of the material marketing and distribution aspects of the actual products. Consequently, we may not be able to maintain the intended quality standards of products utilizing our technology and manufactured by others. Any significant quality control problems could result in reduced market acceptance. We will probably not be able to remain in business if we do not license others to manufacture and distribute our technology upon satisfactory terms and conditions to licensees who thereafter successfully manufacture and market products utilizing our technology.

      Our future growth and profitability is expected to depend, in large part, on the success of our manufacturing and distribution licensees, if any, and others who may participate in the sale and marketing of our technologies. Success in marketing our containers will be substantially dependent on educating the targeted markets as to their distinctive characteristics and benefits.

RISKS OF MARKET CAPTURE BY COMPETITORS

      We believe that competition in the market for self-heating beverage containers, when it develops and matures, will be focused on meeting the high volume requirements of the large food and beverage manufacturers and will be based primarily on price, product safety, ease of use, quality, product recognition, access to distribution channels, product innovation, and packaging. Our competitive position will be determined by our ability to improve our technology and anticipate change in consumer preferences. If we are successful in creating market demand for our integrated thermal containers, we expect increased competition to develop. This is likely to result in price reductions, reduced operating margins, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. Our ability to compete successfully in a competitive market for self-heating food and beverage containers cannot be predicted.

      Food and beverage producers and container manufacturers are potential competitors in the market for self-heating food and beverage containers. Compared to us, the majority of these companies have substantially greater financial resources, marketing organizations and distribution channels. Many of these potential competitors also have substantial consumer recognition and brand loyalty. They could be expected to be very strong competitors if they decide to manufacture and sell competing self-heating food and beverage containers.

NEED TO HIRE AND RETAIN KEY PERSONNEL

      Our success in developing marketable containers and achieving a competitive position will depend, in large part, on our ability to attract and retain qualified management and scientific personnel.

      Our potential growth and expansion may create a need for additional management and scientific personnel. Our inability to retain the services of such personnel could impair our growth and prospects for success. We currently rely on consultants and advisors to assist from time to time in reviewing our research and development projects and strategies. Most if not all of our consultants and advisors are self-employed or are employees of other companies, and may have commitments that may prevent them from performing expanding roles in connection with any growth or expansion we may experience in the future.

EXPOSURE TO FLUCTUATIONS IN RESIN PRICES AND SUPPLY

      We currently use plastic resins as a principal component in the manufacture of our proposed integrated thermal containers. The capacity, supply, and demand for plastic resins and the petrochemical intermediates from which they are produced are subject to cyclical price fluctuations, including those arising from supply shortages. We do not currently have any material supply agreements for these resins. Our financial performance could become materially dependent on our ability, and the ability of our manufacturing licensees to obtain requirements of plastic resins at acceptable prices. It may also be necessary to pass resin price increases on to future customers through contractual agreements or otherwise. We cannot presently predict the necessary supplies of plastic resins will be available at acceptable prices, or at all in the future. Our inability to procure these necessary components to our containers upon satisfactory terms and conditions, or to pass any raw material cost increases on to purchasers of our self-heating containers, could have a material adverse impact on our business, financial condition, and operating results.

POSSIBLE INADEQUATE SUPPLY OF RAW MATERIALS AND COMPONENT PARTS

      We do not have any material agreements for the supply of other raw materials or component parts used in the manufacture of our self-heating beverage container. We believe certain components can be obtained from numerous suppliers and as a result we are not currently dependent upon any single source of raw materials or components. However, if we or our licensee manufacturers were to experience interruption of, or delays in, delivery of raw materials or component parts, we or they might be unable to supply containers to potential customers or to conduct market research studies in a timely manner

POTENTIAL ENVIRONMENTAL COSTS AND LIABILITIES

      Federal, state and local governments or regulatory agencies could enact laws or regulations concerning environmental matters that may increase the cost of producing or otherwise adversely affect the demand for products containing plastic such as our proposed self-heating containers. A decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon our business, financial condition, and results of operations. In addition, certain of our operations are subject to federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. While we have not been required, in our limited history of assembling integrated thermal containers, to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we may have to make substantial future capital expenditures due to changing compliance standards and environmental technology

      In addition the principal components of our products are made from plastic. Although our products use all recyclable plastics they cannot generally be recycled into the same component parts, and there are fewer potential uses for the recycled plastic we use than there were for the original raw materials. Therefore we would be expected to be contributing to an increasing supply of plastic needing to be recycled into fewer uses or simply an increasing amount of plastic, which although recyclable, may not be recycled. Similar factors have been the source of increasing concern by legislative and regulatory agencies. We cannot predict the nature of future legislation, regulation or liability exposure which may evolve from these environmental concerns or the adverse impact it may have on us. We do not have insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future.

POTENTIAL PRODUCT LIABILITY

      The use of our proposed containers by consumers may result in possible product liability claims against us if, among other things, such use results in personal injury or property damage. If found liable for any such claim, we may have insufficient resources to satisfy any damages awarded. We also may be unable to cause our customers to indemnify or insure us against such claims. We intend to obtain additional product liability insurance prior to the commencement of commercial shipment of our products. We cannot presently determine that such insurance coverage will be adequate to protect us in the event of a successful claim. We also cannot guarantee that such insurance will be renewed in the future or that we will be able to obtain additional coverage should we determine it is in our best interest to do so.

DILUTIVE AND OTHER ADVERSE EFFECTS OF OUTSTANDING OPTIONS AND WARRANTS

      Holders of options issued under our 1996 Stock Plan, and holders of other outstanding options and warrants have the opportunity to profit from a rise in the market price of the common stock with a resulting dilution in the interests of the other shareholders. The terms on which we may obtain additional financing may be adversely affected by the existence of such options and warrants. For example, holders of options or warrants could exercise them at a time when we were attempting to sell securities at a price exceeding the exercise price of the options or warrants. The exercise of the options and warrants in such a situation could have a depressive effect on the purchase price of the securities we were attempting to sell.

POSSIBLE ADVERSE EFFECTS OF AUTHORIZATION AND ISSUANCE OF PREFERRED STOCK

      Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms, and all other rights, preferences and privileges with respect to any series of preferred stock. The issuance of any series of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock and could be used by the Board of Directors as a means to prevent a change in control of the Company. Future issuances of preferred stock may provide for dividends, certain preferences in liquidation, as well as conversion rights. Such preferred stock issuances could make a takeover or the removal of management more difficult. The issuance of such preferred stock could discourage hostile bids for control in which shareholders could receive premiums for their common stock, could adversely affect the voting and other rights of the holders of the common stock, or could depress the market price of our common stock.

ANTI-TAKEOVER PROVISIONS; LIMITATION ON VOTING RIGHTS

      Our Amended and Restated Articles of Incorporation ("Articles") and Bylaws contain provisions that may make it more difficult to acquire control by means of tender offer, over-the-counter purchases, a proxy fight, or otherwise. The Articles also include provisions restricting shareholder voting and prohibiting action by written consent of the shareholders. The Articles provide that certain provisions of the Articles may only be amended by a vote of 66 2/3% of the shares entitled to vote. The Articles also require that shareholders give us advance notice of any nomination for election to the Board of Directors or other business to be brought at any shareholders' meeting.

      This provision makes it more difficult for shareholders to nominate candidates to the Board of Directors who are not supported by management. In addition, the Articles require advance notice for shareholder proposals to be brought before a meeting of shareholders and require the notice to specify certain information regarding the shareholder and the proposal. This provision makes it more difficult to implement shareholder proposals even if a majority of shareholders are in support thereof. Each of these provisions may also have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Articles and Bylaws may represent a conflict of interest between management and the shareholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct. The Articles provide that the shareholders' right to cumulative voting will terminate automatically when our shares are listed on the New York Stock Exchange ("NYSE") or the American Stock Exchange ("AMEX"), or if listed on the Nasdaq National Market System ("Nasdaq NMS") and we have at least 800 shareholders as of the record date for our most recent meeting of shareholders. Cumulative voting is currently in effect for our shareholders. The absence of cumulative voting may have the effect of limiting the ability of minority shareholders to effect changes in the Board of Directors and, as a result, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or changes in our management.

      The Articles also include a provision ("Fair Price Provision") requiring the approval of the holders of 66 2/3% of the Company's voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock (an "Interested Shareholder"), except in cases where the continuing directors approve the transaction or certain minimum price criteria and other procedural requirements are met. A "Continuing Director" is a director who is not affiliated with an Interested Shareholder and was elected prior to the time such Interested Shareholder became an Interested Shareholder, or any successor chosen by a majority of the Continuing Directors. The minimum price criteria generally require that, in a transaction in which shareholders are to receive payments, holders of common stock must receive a value equal to the highest price of: (i) the price paid by the Interested Shareholder for common stock during the prior two years; (ii) the Fair Market Value (as defined) at the time; or (iii) the amount paid in the transaction in which such person became an Interested Shareholder. In addition, such payment must be made in cash or in the type of consideration paid by the Interested Shareholder for the greatest portion of the Interested Shareholder's shares. Our Board of Directors believes the Fair Price Provision will help assure similar treatment for all of our shareholders if certain kinds of business combinations are effected. However, the Fair Price Provision may make it more difficult to accomplish certain transactions potentially beneficial to shareholders but opposed by the incumbent Board of Directors.




     The Articles provide for a classified Board of Directors to automatically become effective when the Company's shares are listed on NYSE or AMEX, or if listed on Nasdaq NMS and we have at least 800 shareholders as of the record date for the most recent meeting of shareholders. The classified Board of Directors provision, when and if effective, divides the Board of Directors into two or more classes of directors serving staggered two-year terms, with one class of directors to be elected at each annual meeting of shareholders. The classification of directors would extend the time required to change the composition of the Board of Directors. At present, our Board of Directors remains unclassified and we expect that to be the case for the foreseeable future.

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ AND POSSIBLE MARKET ILLIQUIDITY

      While our common stock is currently listed on the Nasdaq SmallCap Market there can be no assurance we will meet the criteria for continued Nasdaq listing. Based on existing listing criteria, a Nasdaq listing will generally require us to have total assets (excluding goodwill) which are $2,000,000 in excess of our total liabilities, plus have a minimum public distribution of 500,000 shares of Common Stock with a minimum of 300 public holders of 100 shares or more, a minimum bid price of $1.00 per share, and aggregate market value of publicly held shares of $1,000,000. Removal from Nasdaq, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. Trading, if any, in the common stock would then be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to sell, or to obtain accurate quotations as to the price of, our common stock. There is no assurance we will be successful in maintaining our Nasdaq listing.

DISCLOSURES RELATING TO LOW PRICED STOCKS; POSSIBLE RESTRICTIONS ON RESALE OF LOW PRICED STOCKS AND ON BROKER-DEALER SALES; POSSIBLE ADVERSE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR THE COMPANY'S SECURITIES

      If our common stock were delisted from Nasdaq at a time when we had net tangible assets of $2,000,000 or less, further transactions in our common stock would become subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the "Exchange Act"). Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell securities of unlisted issuers having net tangible assets of less than $2,000,000 to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, this Rule could affect the ability of broker-dealers to sell our common stock and may affect the ability of our shareholders to sell any common stock in the secondary market.

      The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any security of a company that has a market price (as therein defined) less than $5.00 per share, or with an exercise price of less than $5.00 per share subject to certain exceptions, and which is not traded on any exchange or quoted on Nasdaq. For any transaction by broker-dealers involving a penny stock, unless exempt, the rules require delivery of a risk disclosure document relating to the penny stock market prior to a transaction in a penny stock. Broker-dealers must also disclose compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

      The foregoing restrictions will not apply to our common stock if it is listed on Nasdaq or another exchange and has certain price and volume information provided on a current and continuing basis, or if we meet certain minimum net tangible asset requirements or certain average annual revenue criteria over specific periods. There can be no assurance our common stock will continue to qualify for exemption from these restrictions. If our common stock were subject to these restrictions, the market liquidity for our shareholders would be materially impaired.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES

      During the second quarter of 2001 the Board of Directors authorized the issuance of an aggregate of 17,733 shares of restricted common stock to the Company's legal counsel and certain consultants as consideration for a portion of legal counsel's monthly legal services and for consulting services. In addition during the second quarter of 2001 the Company sold 796,177 shares of the Company's common stock to two investors at $1.20 per share and issued 39,808 shares as a commission pursuant to a finders' fee agreement with one of those investors. The Company relied upon the exemptions provided by Sections 4(2) and 3(b) of the Securities Act and Regulation D adopted by the SEC thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5. OTHER INFORMATION

      Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the six months ended June 30, 2001.

10.14 Exclusive Finder's Fee Agreement dated as of January 19, 2001 between the Company and Aura (Pvt.) Ltd.

10.15 Stock Purchase Agreement dated April 27, 2001 between the Company and Aura (Pvt.) Ltd.

10.16 Stock Purchase Agreement dated January 26, 2001 between the Company and Joseph Giamanco

10.17 Stock Purchase Agreement dated May 1, 2001 between the Company and The Mahmud Trusts

10.18 Stock Purchase Agreement dated June 19, 2001 between the Company and Aura (Pvt.) Ltd.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ONTRO, INC
                                           Registrant

August 14, 2001                            By:  /s/ JAMES A. SCUDDER
                                                --------------------
                                           James A. Scudder
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

August 14, 2001                             By: /s/ KEVIN A. HAINLEY
                                                ----------------------------
                                           Kevin A. Hainley
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)

Exhibit 10.14

                        EXCLUSIVE FINDER'S FEE AGREEMENT

         This agreement is between Ontro, Inc., a California corporation ("Ontro") and Aura (Pvt.) Ltd., a Pakastani corporation ("Aura") and is dated as of January 19, 2001.

                                      TERMS

         A. FINDER'S FEES, COMMITMENT TO PURCHASE, AND ESCROW OF SECURITIES.
            ---------------------------------------------------------------

         1. FINDER. Aura agrees to use its best efforts to find one or more purchasers from Ontro for a total of 1,300,000 shares of authorized and un-issued common stock of Ontro for a purchase price equal to no less then $1.20 per share ($1,560,000). In consideration therefore, and subject to the provisions of Section A. 3. below, Ontro agrees to grant to Aura a warrant (the "Commitment Warrant") to purchase 130,000 shares of Ontro common stock for $1.20 per share, and with all other terms of the Commitment Warrant to be the same as the Performance Warrant defined in section 2 (b) below. The Commitment Warrant and the Performance Warrant are sometimes collectively referred to herein as the "Warrants".

         2. FINDER'S FEE. In the event Ontro accepts funds from the sale of Ontro common stock ("Shares") from any one ("Purchaser") during the Period (as defined below), Ontro shall pay Aura a finder's fee in the amount of:

                  (a) Shares of the common stock of Ontro equal to 5% of the Shares sold to the Purchaser; plus

                  (b) Subject to the provisions of Section A. 3. below, A warrant (the "Performance Warrant") to purchase the number of shares of common stock of Ontro equal to 15% of the number of shares of Ontro common stock purchased by the Purchaser. The exercise price of the Warrants shall be equal to the purchase price of the Shares ($1.20). The Warrants shall have a five-year term from the date of issuance. The Warrants shall be issued to Aura or its designee provided Aura and the designee provide to Ontro the same representations and warranties with regard to the designee as are provided by Aura in regard to itself and its affiliates in this Agreement, and in the form of warrant attached hereto as Exhibit A. In addition no designee may directly or indirectly be in a business similar to, or in competition with, Ontro or any of its licensees sub-licensees or potential customers, and no designee may be affiliated directly or indirectly with any owner cumulatively (including the shares underlying the Warrants) of 5% or more of any class or cumulatively any classes of Ontro securities, unless such designee is approved by Ontro which approval shall not be unreasonably withheld.

         3. PERFORMANCE PERIOD; PAYMENT OF FEE. Ontro shall pay a finder's fee in connection with funds received by Ontro from the sale of Shares at any time from any Purchaser during the period November 20, 2000 through April 30, 2001, (the "Period"). In the event Ontro sells 1,300,000 Shares to Purchasers during the Period Aura shall have the right in its sole discretion to extend the Period through September 30, 2001.

         A Purchaser includes affiliates and related parties of a Purchaser. All sales of Shares shall be pursuant to a Stock Purchase Agreement by and between Ontro and the Purchaser substantially in the form set forth in Exhibit B. Ontro shall pay the portion of the finder's fee specified in Section A. 2(a) above upon closing of the sale of the Shares. Ontro shall issue the Warrants only upon the first to occur of (i) the consent of the Ontro shareholders to this agreement as may be required by the rules of The Nasdaq Stock Market, Inc., or
(ii) the receipt of an exemption issued by The Nasdaq Stock Market, Inc from the requirement of shareholder consent to this agreement.

         4. ONTRO PURCHASERS. Notwithstanding the provisions of Paragraph (3), above, no finder's fee shall be due in connection with funds received by Ontro from the sale of any security to Unilever and its affiliates and designees.

         5. BREAK-UP FEE. If Ontro fails to close a committed purchase of Shares for no less then $1.20 per share from a Purchaser who is ready, willing, and able to purchase Shares constituting directly or indirectly a minimum of 200,000 Shares for a minimum of $240,000 up to a maximum of 1,300,000 Shares for $1,560,000, and such purchase is on other terms that are acceptable to Ontro, which acceptance shall not be unreasonably withheld, then Ontro shall pay Aura the fees set forth in Section 2 above notwithstanding Ontro did not receive the funds or sell the Shares. The Performance Warrant issued to Aura in such case shall have all of the same registration rights and other rights set forth in Section B, below.

         6. RIGHT OF FIRST REFUSAL TO AURA. Aura shall have the first right of refusal to provide any additional funds from the sale of Ontro securities that Ontro believes it needs at any time prior to the expiration of the term of this Agreement. This right shall not apply to any funds that may be provided by Unilever or its affiliates or designees. In the event Ontro intends to raise additional capital through the sale of its securities prior to the end of the term of this Agreement to any party other then Unilever or its affiliates and designees then Ontro shall provide written notice to Aura of the terms of such proposed issuance, and Aura shall have the right for 15 days from receipt of Ontro's notice to Aura to notify Ontro in writing that Aura will act as a finder to supply a Purchaser for the proposed issuance, or Aura or its designee will purchase the securities on the terms set forth in Ontro's notice to Aura. If Aura elects to act as a finder and supply a Purchaser for the proposed issuance or Aura or its designee elects to purchase the securities Aura shall be paid the fees set forth in Section 2 above in connection with the issuance of the securities.

         7. INITIAL CAPITAL INFUSION. In consideration of Ontro entering into this agreement Aura agrees it will purchase or cause its designee to purchase from Ontro no less then 200,000 Shares for $1.20 per share. The first 100,000 Shares of such purchase shall close on or before three days for the date of this Agreement and the remainder to close on or before February 10, 2001. The Shares shall be sold pursuant to a Stock Purchase Agreement by and between the Purchaser and Ontro in substantially the same form as Exhibit B. Such sale and purchase shall be part of this Agreement and Aura will receive the fees set forth in section 2 above in connection with the sale, and Aura shall have the other rights set forth in this Agreement for Aura in connection with the sale. Such purchase is a material inducement to Ontro to enter into this Agreement and if such sale and purchase is not completed by February 10, 2001 for any reason other then Ontro's unreasonable refusal to complete the sale, this Agreement shall terminate and be of no further force and effect.

         8. ESCROW OF SECURITIES. In consideration of Ontro entering into this agreement Aura agrees that on or before February 1, 2001 Aura or its designee shall deposit into an escrow or trust account for the benefit of Ontro (the "Account") freely transferable securities actively trading on an exchange in the United States.

                  (a) The Account shall be established as soon as possible after the date of this Agreement. The Account shall be established by Ontro at Chicago Trust Company of California or at Ontro's election another escrow or trust company or brokerage firm mutually approved by Aura and Ontro. Ontro shall pay for the cost of establishing operating and closing the Account.

                  (b) For purposes of this agreement Aura and Ontro agree the securities deposited into the Account shall have a value equal to the amount all of the securities deposited could be easily sold for in the open market in the United States (net of all costs of sale) in one trading day on February 1, 2001. Aura shall deposit securities into the account with a minimum value equal to $2,000,000 less the actual amount received by Ontro after the date of this Agreement and on or before February 1, 2001 from the sale of Shares.

                  (c) After February 1, 2001 and from time to time thereafter Ontro may withdraw and sell the securities for its benefit. Subject only to the other terms of this Agreement Ontro may withdraw and sell securities in an amount (net of all costs of sale) Ontro needs to fund its ongoing operations, but in no event more then $270,000 in any one month.

                  (d) Ontro may only withdraw and sell securities from the account if all cash and marketable securities owned by Ontro have a total value less then $400,000 at the time of the withdrawal. Ontro may only withdraw and sell securities from the Account until all proceeds from the sale of the securities withdrawn from the Account (net of all costs of sale) is equal to $1,560,000 less all proceeds received from the sale of Shares.

                  (e) Every time Ontro withdraws and sells securities from the Account Ontro shall immediately issue to Aura or its designee shares of common stock of Ontro. The number of shares of Ontro common stock to be issued to Aura or its designee shall be equal to the proceeds received by Ontro from the sale of the securities withdrawn from the Account valuing each Ontro common share at $1.20. In addition Ontro shall pay to Aura the fees set forth in Section 2 above in connection with all Ontro common stock issued to Aura or its designee pursuant to this Section 8 (e). Aura or its designee who receives the Ontro common shares shall execute all documents reasonably required by Ontro to issue the common stock, such documents to include by way if illustration and not limitation substantially all of the same representations and warranties Aura makes in section C below.

                  (f) After Ontro has received a total of $1,560,000 from the combined sale of Shares and the sale of securities withdrawn from the Account (net of all costs of sale of the securities withdrawn from the Account) Ontro shall have no further right to the securities in the Account, and Ontro shall immediately cause all of the remaining securities in the Account to be returned to Aura or its designee.

         B. THE WARRANTS.
            -------------

         1. REGISTRATION RIGHTS. Common shares issued to Aura or its designee pursuant to this Agreement and all Ontro common stock which may be purchased upon exercise of the Warrants shall be registered by Ontro with the Securities and Exchange Commission ("SEC") by the earlier of (a) the next subsequent Registration Statement filed by Ontro with the SEC which is filed to register the sale of common stock, such shares to be registered by Ontro as part of such subsequent filing ("piggyback registration"), or (b) within 90 days following written demand by Aura ("demand registration rights").

         2. TRANSFERABILITY OF WARRANTS. The Warrants, or any portion thereof, may only be transferred by the holder prior to exercise if (a) such transfer is made pursuant to an effective registration statement filed with the SEC, and provided the transfer is also in compliance with all applicable state securities laws; or (b) if the transferor provides the Company with a legal opinion from counsel to the transferor in form and content satisfactory to the Company and its counsel stating that registration is not required, and the transfer is in compliance with all applicable securities laws. In such an event, upon the written request of the holder, Ontro shall promptly re-issue the Warrants, or any portion thereof, to the holder's designated transferee(s) and shall re-issue any residual portion of such Warrants (if any) to the holder. The transferee shall be subject to the same terms and conditions, and shall enjoy the same rights, as the holder.

         3. FORM OF WARRANTS. The Warrants shall be substantially in the form of the warrant attached hereto as Exhibit A, and shall include the provisions set forth in paragraph 4 below.

         4. PROTECTION AGAINST DILUTION.

                  (a) If at any time and from time to time Ontro shall: (i) declare a dividend in shares of common stock to a holder of common stock or make a distribution in shares of common stock to holders of common stock, (ii) subdivide its outstanding shares of common stock, (iii) combine its outstanding shares of common stock, or (iv) otherwise effect a re-capitalization of such character that the shares of common stock shall be changed into or become exchangeable for a greater or lesser number of shares of common stock, then the Exercise Price in effect on the record date of such dividend or distribution or the effective date of such subdivision, combination or reclassification (individually an "Event" and collectively the "Events") shall be adjusted, or further adjusted, to a price (to the nearest cent) determined by multiplying (i) the exercise price of the Warrant(s) in effect immediately prior to such Event by (ii) a fraction, the numerator of which shall be the number of shares of common stock outstanding immediately prior to such Event, and the denominator of which shall be the number of shares of common stock outstanding immediately after such Event. Upon each adjustment in the exercise price resulting from an Event, the number of shares of Ontro common stock which may be purchased upon exercise of the Warrants shall be adjusted (to the nearest one-thousandth share) by multiplying (i) the number of shares of Ontro common stock which may be purchased upon exercise of the Warrants immediately prior to such Event by (ii) a fraction, the numerator of which shall be the exercise price in effect immediately prior to such Event, and the denominator of which shall be the exercise price in effect immediately after such Event. Notice of each such adjustment and each such readjustment shall be forthwith mailed to the Holder setting forth such adjustments or readjustments and the facts and calculations thereof in reasonable detail. Any dividend paid or distributed upon the common stock in stock of any other class of securities convertible into shares of common stock shall be treated as a dividend paid in common stock to the extent that shares of common stock are to be issued upon the conversion thereof.

                  (b) In case: (i) a distribution in the form of stock or other securities of any other corporation or other entity shall be made or paid by Ontro on, or with respect to, the then outstanding shares of common stock, (ii) Ontro shall effect a re-capitalization of such character that the shares of common stock will be changed into or become exchangeable for shares of common stock with a different par value or no par value, or (iii) Ontro (or a successor corporation) shall be consolidated or merged with or into another corporation or entity or shall sell, lease or convey all or substantially all of its assets in exchange for stock or property (including cash) with the view of distributing such stock or property to its shareholders, each share issuable upon exercise of the Warrants shall be replaced by, and/or shall include, as the case may be, for the purposes hereof, the stock or property issued or distributed in respect of each share of common stock upon such re-capitalization, reclassification, merger, sale, lease or conveyance as the Holder would have been entitled to had the Holder exercised the Warrants immediately prior to any such occurrence, and adequate provision to that effect shall be made at the time thereof.

                  (c) In case: (i) of any classification, reclassification or other reorganization of the capital stock of Ontro, consolidation or merger of Ontro with or into another corporation, or the sale, lease or conveyance of all or substantially all of the assets of Ontro; or (ii) of the voluntary or involuntary dissolution, liquidation or winding up of Ontro; then, and in any such case, Ontro shall mail to the Holder, at least 15 days prior thereto, a notice stating the date or expected date on which a record is to be taken. Such notice shall also specify the date or expected date, if any is to be fixed, as of which holders of common stock of record shall be entitled to exchange their shares of common stock for securities or other property deliverable upon such classification, reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation, winding up or any other appropriate action, as the case may be.

         5. SUBSEQUENT AGREEMENTS. It is understood that subsequent or contemporaneous agreements or writings may be executed by Aura, Aura's designees or Ontro in order to effectuate issuance or exercise of the Warrants. In the case of any conflict between this Agreement and any such agreements or writings, or the Warrants, or the terms thereof, unless the terms of the subsequent or contemporaneous agreement expressly state otherwise, the terms of this Agreement shall control notwithstanding any contrary provision of any subsequent agreements, writings, or warrants.

         6. CERTIFICATES. Ontro or its transfer agent shall re-issue the Warrants or certificates for shares issued to Aura or its designee pursuant to this Agreement, or purchased upon exercise of the Warrants in lesser denominations upon request of the holder, subject to a minimum of 5,000 shares.

         7. CASH OR SHARE EQUIVALENT. In the event the common stock to be issued to Aura or its designees pursuant to this Agreement, the Warrant(s) or common stock purchased upon a valid exercise of the Warrant(s,) are not or cannot be issued pursuant to the terms of this Agreement by no fault of the holder, in addition to all other remedies, Ontro shall be responsible to pay the holder, upon demand, the equivalent value of the Warrants (a) in cash or (b) at Ontro's option, in registered, immediately tradable shares of Ontro that can actually be sold within 30 days of delivery for an amount equal to the value of the warrants on the date of delivery.

         In such an event the value of the common stock and the Warrant(s) shall be deemed to be the closing share price of Ontro shares on the day of otherwise valid receipt of the common stock or exercise of the Warrants, less in the case of the Warrants only the per share exercise price of the Warrant(s), times the number of shares not issued.

         In the case of the Warrants upon payment Ontro of the equivalent value pursuant to this Section, the holder of any Warrants shall return the Warrant(s) for which equivalent value is paid.

         C. REPRESENTATIONS AND WARRANTIES OF AURA. This Agreement is made with Aura in reliance upon Aura's representation and warranties to Ontro, which by Aura's execution of this Agreement Aura hereby confirms that:

         1. PURCHASE ENTIRELY FOR OWN ACCOUNT. The securities to be received by Aura will be acquired for investment for Aura's own account, not as a nominee or agent, and not with a view to the resale or distribution of any part thereof, and Aura has no present intention of selling, granting any participation in, or otherwise distributing the same. By executing this Agreement, Aura further represents Aura does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant any participation to such person or to any third person, with respect to any of the Warrants or common stock which can be purchased upon exercise of the Warrants.

         2. DISCLOSURE OF INFORMATION. Aura believes it has received all the information regarding Ontro it considers material or desirable in order to decide to acquire the Warrants. Aura further represents that it has had an opportunity to ask questions and receive answers from Ontro regarding Ontro, its business and the terms and conditions of the Warrants.

         3. DEVELOPMENT STAGE COMPANY. Aura recognizes Ontro is a development stage company, that it has an accumulated deficit and a working capital deficit, has not generated any revenue from operations and is not expected to generate any revenue from operations for some time and perhaps for years, and that proposed development expenditures are expected to result in substantial and increasing losses over at least the next several years, and possibly much longer. Investment in Ontro involves substantial risk, and Aura should not acquire the Warrants unless it can afford the complete loss of its investment. Aura has taken full cognizance of and understands all of the risk factors related to the receipt of the Warrants.

         4. CONFIDENTIALITY. Aura hereby represents, warrants and covenants that it shall maintain in confidence, and shall not use or disclose without the prior written consent of Ontro, any information about Ontro furnished to it by Ontro, whether or not such information was acquired or disclosed in connection with this Agreement.

         5. INVESTMENT EXPERIENCE. Aura is an investor in securities of privately held development stage companies, and acknowledges that it is able to protect itself in connection with the Warrants, can bear the economic risk of a complete loss of its investment, and has such knowledge and experience in financial or business matters that it is capable of evaluating the merits and risks of the Warrants.

         6. ADVICE OF PROFESSIONALS. Aura has carefully considered and has been advised by Ontro to have any material provided by anyone regarding Ontro including but not limited to this agreement, related documents and the acquisition of the Warrants reviewed by its legal counsel prior to acquisition, and to discuss with its professional tax and financial advisers the suitability of the acquisition of the Warrants for its particular tax and financial situation, and it has determined the Warrants is suitable for it. Ontro specifically disclaims any representations regarding the legal, tax or financial consequences of the Warrants, other than the representation this is a high risk transaction.

         7. AUTHORITY. Aura's execution, delivery and performance of and under this agreement, and all documents ancillary hereto, and the consummation of the transactions contemplated hereby and thereby have been duly authorized, and Aura is duly authorized (a) to execute and deliver this agreement and all other instruments executed and delivered on behalf of such partnership, corporation, trust, estate or other entity, in connection with the issuance in its name of the Warrants; and (b) to acquire and hold the Warrants, (ii) such entity has not been formed for the specific purpose of acquiring the Warrants; and (iii) when executed and delivered by Ontro, will constitute such partnership's, corporation's, trust's, estate's or other entity's legal, valid and binding obligation enforceable against it in accordance with its terms.

         8. RESTRICTED SECURITIES. Aura understands the Warrants and the shares of common stock it may purchase upon exercise of the Warrants are characterized as "restricted securities" under the federal securities laws inasmuch as they are being acquired from Ontro in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under the Securities Act of 1933, as amended (the "Securities Act"), only in certain limited circumstances. In this connection, Aura represents it is familiar with Securities and Exchange Commission ("SEC") Rule 144, as presently in effect, and understands the resale limitations imposed thereby and by the Securities Act.

         9. ACCREDITED INVESTOR. Aura is an accredited investor as defined in Rule 501(a) of Regulation D of the SEC, as amended, under the Securities Act.

         10. NO REPRESENTATIONS REGARDING FUTURE RESULTS. It never has been represented, guaranteed or warranted by Ontro, any of the officers, directors, shareholders, partners, employees, legal counsel, auditor or agents of Ontro or its advisors, or any other persons, whether expressly or by implication, that the past performance or experience of the management of Ontro, or of any other person, or any present business and financial plans of Ontro, will in any way indicate the future results which may be achieved from the ownership of the Warrants or the common stock of Ontro.

         11. ACKNOWLEDGMENT AND PRIOR AGREEMENT. Aura understands the meaning and legal consequences of the representations and warranties contained in this Agreement, and Aura hereby agrees Ontro and each officer, director, employee, agent, legal counsel and controlling person of Ontro, past, present or future, may rely on each such representation and warranty.

         12. PRIOR AGREEMENT. Aura entered into a similar Exclusive Finder's Fee Agreement with Ontro but with different terms in December 2000, and that to date no "Source" (as defined in that agreement) has provided any funds to Ontro, Ontro is not obligated to Aura in any amount pursuant to that agreement, the terms of this Agreement supercede that agreement which is now null and void and of no further effect, and if any Source becomes a Purchaser Ontro's only obligations to Aura shall be those set forth in this Agreement.

         13. SURVIVAL. The foregoing representations and warranties shall be true and accurate as of the date of the acceptance hereof by Ontro and shall survive the execution and delivery of this Agreement and the delivery of the Warrants and any common stock upon exercise of the Warrants thereafter.

         D. REPRESENTATIONS AND WARRANTIES OF ONTRO. This Agreement is made with Ontro in reliance upon Ontro's representation and warranties to Aura, which by Ontro's execution of this Agreement Ontro hereby confirms that:

         1. MONTHLY EXPENSES. Ontro shall reduce its monthly cash expenses to less than $270,000 per month by February 1, 2001. During the term of the Agreement, Ontro shall not increase these expense levels unless Ontro receives funds from the sale of securities to Unilever or its affiliates, in which case, Ontro may increase the amount of monthly expenses up to, but not in excess of $320,000 per month. Ontro shall provide confirmation of compliance with this provision upon Aura's written request, and to allow Aura or its agents at Aura's expense to audit Ontro's financial records to confirm compliance with this representation.

         2. CURRENT OUTSTANDING WARRANTS. Ontro shall not extend the expiration date or modify the exercise price of the warrants to purchase Ontro common stock that currently trade on the Nasdaq stock market under the symbol ONTRW.

         3. L.L. KNICKERBOCKER COMMON STOCK. Upon the written request of Aura Ontro shall include any of the shares of Ontro common stock currently owned by the L.L. Knickerbocker Company in any registration statement filed by Ontro pursuant to section B. 1. (b) of this Agreement provided the same shares are not then able to be freely transferred by the L.L. Knickerbocker Company pursuant to Rule 144(k) under the United States Securities Act of 1933.

         4. BOARD NOMINEE. Upon the written request of Aura, Ontro's Board of Directors shall appoint to a vacant seat or other seat the Board of Directors has the power to appoint a person to on Ontro's Board of Directors one individual designated by Aura who is approved by Ontro which approval shall not be unreasonably withheld.

         5. LIMITATION ON FURTHER SALES OF SECURITIES. During the term of this Agreement without the prior written consent of Aura which consent shall not be unreasonably withheld, Ontro shall not issue additional equity securities of Ontro other than:

                  (a) Securities issued to Unilever its affiliates or designees;

                  (b) Securities issued for fair value to its non-employee directors with a value no greater then $15,000 per month;

                  (c) Options issued pursuant to its 1996 Stock Option Plan for no more then a total of 20,000 shares;

                  (d) Common stock issued in lieu of payments due to current officers, directors, employees and non-employee professionals in a cumulative amount no greater then $80,000.

         E. OTHER TERMS.
            ------------

         1. SUCCESSORS AND ASSIGNS. The obligation to pay the finder's fee is binding on Ontro and on its successors and assigns.

         2. COMPLETE AGREEMENT; MODIFICATION. This Agreement constitutes the complete agreement of the parties on the subject matter hereof. This agreement may not be modified except by a writing signed by both parties that specifically references that this Agreement is being changed.

         3. NO REPRESENTATIONS. Each party has conducted its own investigation of all facts and circumstances surrounding this Agreement and hereby deems that investigation to be sufficient. Neither party is relying upon any representations or statements made, or not made, by the other in entering into this Agreement and related agreements. Each party hereby waives the right to contend otherwise in the future.

         4. GOVERNING LAW, VENUE. This Agreement shall be governed by and construed under the laws of the State of California, irrespective of its choice of law principles. Venue for any action brought in connection with the subject matters of this Agreement shall be in a court of competent jurisdiction located in San Diego County, California.

         5. COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         6. TITLES AND SUBTITLES. The titles and subtitles used in this Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

         7. NOTICES. Unless otherwise provided, any notice required or permitted under this Agreement shall be given in writing and shall be deemed effectively given upon personal delivery to the party to be notified or, upon deposit with the United States Post Office, by registered or certified mail, or upon deposit with a recognized overnight air courier who requires and obtains a signature from the recipient, in each case postage prepaid and addressed to the party to be notified at the address indicated for such party on the signature page hereof, or at such other address as such party may designate by 10 days' advance written notice to the other party.

         8. SPECIFIC PERFORMANCE. The parties agree that the terms of this agreement can be enforced by specific performance in addition to all other remedies, with any bond requirement waived.

         9. SEVERABILITY. In the event that any term of this agreement is found to be invalid or unenforceable, the remaining terms shall remain in full force and effect.

         10. BINDING EFFECT; AUTHORITY. Each party warrants and represents that it has the power to enter into this Agreement and be bound by the terms thereof. The persons signing below warrant and represent that they have the power to bind their respective companies to this Agreement.

         Accepted and agreed:
                                                Ontro, Inc.
                                                a California corporation

Dated:  7-25-01                                 By: /S/ JAMES A. SCUDDER
                                                    ----------------------------
                                                    James A. Scudder, President

                                                Aura (Pvt.) Ltd.
                                                a Pakastani corporation

Dated:  7-25-01                                 By: /S/ SAIED KASHANI
                                                    ----------------------------
                                                Print Name: Saied Kashani
                                                Its: Agent

                                   EXHIBIT "A"
                                   -----------

                                FORM OF WARRANTS

                                   EXHIBIT "B"
                                   -----------

                        FORM OF STOCK PURCHASE AGREEMENT

Exhibit 10.15

                                  COMMON STOCK
                               PURCHASE AGREEMENT

                                     BETWEEN

                                   ONTRO, INC.

                                       and

                                  AURA PVT. LTD

                              DATED: April 27, 2001

                                TABLE OF CONTENTS

SECTION 1          DEFINITIONS.................................................1
SECTION 2          SALE AND ISSUANCE OF SECURITIES; CLOSING....................3
2.1      SALE OF COMMON STOCK..................................................3
2.4      CLOSING OBLIGATIONS...................................................4
SECTION 3          REPRESENTATIONS AND WARRANTIES OF ONTRO, INC................4
3.1      ORGANIZATION, GOOD STANDING AND QUALIFICATION.........................4
3.2      SUBSIDIARIES..........................................................4
3.3      CAPITALIZATION; VOTING RIGHTS.........................................4
3.4      AUTHORIZATION; BINDING OBLIGATIONS....................................5
3.5      FINANCIAL STATEMENTS..................................................5
3.6      LIABILITIES...........................................................5
3.7      AGREEMENTS; ACTION....................................................5
3.8      OBLIGATIONS TO RELATED PARTIES........................................6
3.9      CHANGES...............................................................6
3.10     TITLE TO PROPERTIES AND ASSETS; LIENS, ETC............................8
3.11     PATENTS AND TRADEMARKS................................................8
3.12     COMPLIANCE WITH OTHER INSTRUMENTS.....................................8
3.13     LITIGATION............................................................9
3.14     TAX RETURNS AND PAYMENTS..............................................9
3.15     EMPLOYEES............................................................10
3.16     OBLIGATIONS OF MANAGEMENT............................................10
3.17     VOTING RIGHTS........................................................10
3.18     COMPLIANCE WITH LAWS; PERMITS........................................10
3.19     ENVIRONMENTAL AND SAFETY LAWS........................................11
3.20     OFFERING VALID.......................................................11
3.21     FULL DISCLOSURE......................................................11
3.22     MINUTE BOOKS.........................................................11
3.23     INSURANCE............................................................12
SECTION 4          REPRESENTATIONS AND WARRANTIES OF BUYERS...................12
4.1      ORGANIZATION, GOOD STANDING AND QUALIFICATION........................12
4.2      AUTHORIZATION; BINDING OBLIGATIONS...................................12
4.3      DISCLOSURE...........................................................12
4.4      BROKERS OR FINDERS...................................................12
4.5      INVESTMENT MATTERS...................................................13
SECTION 5          REGISTRATION...............................................13
5.1      REGISTRATION STATEMENT...............................................13
SECTION 6          GENERAL PROVISIONS.........................................13
6.1      EXPENSES.............................................................13
6.2      PUBLIC ANNOUNCEMENTS.................................................14
6.3      CONFIDENTIALITY......................................................14
6.4      NOTICES..............................................................14
6.5      JURISDICTION; SERVICE OF PROCESS.....................................15
6.6      FURTHER ASSURANCES...................................................15
6.7      WAIVER...............................................................15
6.9      ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS....................16
6.10     SEVERABILITY.........................................................16
6.11     SECTION HEADINGS, CONSTRUCTION.......................................16
6.12     GOVERNING LAW........................................................16
6.13     COUNTERPARTS.........................................................16

                                 EXHIBIT PAGES

EXHIBIT A.........Disclosure Schedule

                                  COMMON STOCK
                               PURCHASE AGREEMENT

         This Common Stock Purchase Agreement ("Agreement") is made as of April 27, 2001, by and among Ontro, Inc., a California corporation ("Ontro" or the "Company"), and Aura Pvt. Ltd., a Pakistani corporation ("Buyer").

                                    RECITALS

         Ontro is a development stage enterprise engaged in the research and development of integrated thermal containers utilizing proprietary technology which it has incorporated into a proposed product line of fully-contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups and baby formula. Ontro desires to raise capital through the issuance and sale of its common stock ("Common Stock") to Buyer and one or more additional investors, respectively. Buyer desires to purchase the number of shares of Common Stock as set forth below in accordance with the terms and conditions of this Agreement.

                                    AGREEMENT

         The parties, incorporating the above introduction and recitals, and intending to be legally bound, agree as follows:

                                    SECTION 1
                                   DEFINITIONS

         For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section 1:

                  "APPLICABLE CONTRACT"-- any material Contract by which Ontro or any of its assets is or may become bound.

                  "BEST EFFORTS"-- the efforts that a prudent Person desirous of achieving a result would use in similar circumstances to ensure that such result is achieved as expeditiously as possible.

                  "CLOSING" -- as defined in Section 2.2.

                  "CONTRACT" -- any agreement, contract, obligation, promise or undertaking (whether written or oral and whether express or implied) that is legally binding.

                  "CONTROL" -- means the power to direct the business and policies of another Person.

                  "ENCUMBRANCE" -- any material charge, claim, community property interest, condition, equitable interest, mortgage, deed of trust, lien, option, pledge, security interest, right of first refusal or restriction of any kind, including any restriction on use, voting, transfer, receipt of income or exercise of any other attribute of ownership.

                  "FINANCIAL STATEMENTS" -- as defined in Section 3.5.

                  "GOVERNMENTAL BODY" -- any:

                           (a) nation, state, county, city, town, village,
district or other jurisdiction of any nature;

                           (b) federal, state, local, municipal, foreign or
other government;

                           (c) governmental or quasi-governmental authority of
any nature (including any governmental agency, branch, department, official or entity and any court or other tribunal);

                           (d) multi-national organization or body; or

                           (e) body exercising, or entitled to exercise, any
administrative, executive, judicial, legislative, police, regulatory or taxing authority or power of any nature.

                  "KNOWLEDGE" -- an individual will be deemed to have "Knowledge" of a particular fact or other matter if such individual is actually aware of such fact or other matter.

                  A Person other than an individual will be deemed to have "Knowledge" of a particular fact or other matter if any individual who is serving as a director, officer, partner, executor or trustee of such Person (or in any similar capacity) has, or at any time had, Knowledge of such fact or other matter.

                  "LEGAL REQUIREMENT" -- any federal, state, local, municipal, foreign, international, multinational or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute or treaty.

                  "ORDER" -- any award, decision, injunction, judgment, order, ruling, subpoena or verdict entered, issued, made or rendered by any court, administrative agency or other Governmental Body or by any arbitrator.

                  "ORDINARY COURSE OF BUSINESS" -- an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if:

                           (a) such action is consistent with the past practices
of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person;

                           (b) such action is not required to be authorized by
the general partner or the board of directors of such Person (or by any Person or group of Persons exercising similar authority); and

                           (c) such action is similar in nature and magnitude to
actions customarily taken, without any authorization by the board of directors (or by any Person or group of Persons exercising similar authority), in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.

                  "ORGANIZATIONAL DOCUMENTS" -- (a) the articles or certificate of incorporation and the bylaws of a corporation; (b) the partnership agreement and any statement of partnership of a general partnership; (c) the limited partnership agreement and the certificate of limited partnership of a limited partnership; (d) the Articles of Organization and Operating Agreement of any limited liability company; (e) any charter or similar document adopted or filed in connection with the creation, formation or organization of a Person; and (f) any amendment to any of the foregoing.

                  "PERSON" -- any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union or other entity or Governmental Body.

                  "REPRESENTATIVE" -- with respect to a particular Person, any director, officer, employee, agent, consultant, advisor or other representative of such Person, including legal counsel, accountants and financial advisors.

                  "SECURITIES ACT" -- the United States Securities Act of 1933, as amended, or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

                  "TAX RETURN" -- any return (including any information return), report, statement, schedule, notice, form or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection or payment of any tax or in connection with the administration, implementation or enforcement of or compliance with any Legal Requirement relating to any tax.

                  "THREATENED" -- a claim, Proceeding, dispute, action or other matter will be deemed to have been "Threatened" if any written demand or statement has been made or any written notice has been given with respect thereto.

                                    SECTION 2
                    SALE AND ISSUANCE OF SECURITIES; CLOSING

         2.1 SALE OF COMMON STOCK. Subject to the terms and conditions of this Agreement, Ontro will sell and transfer to Buyer a total of SIX Hundred NINETY SEVEN Thousand EIGHT Hundred SEVENTY TWO (697,872) shares of Common Stock and Buyer shall purchase such number of shares of Common Stock from Ontro at a price of ONE DOLLAR AND TWENTY CENTS ($1.20) per share for an aggregate purchase price of EIGHT Hundred THIRTY SEVEN Thousand FOUR HUNDRED FORTY SIX DOLLARS AND FORTY CENTS ($837,446.40) (the "Purchase Price").

         2.2 PURCHASE AND CLOSING. Both parties acknowledge purchase price has been paid. MSK

         2.4 CLOSING OBLIGATIONS.

                  Ontro will deliver to Buyer forthwith:        MSK  JAS

                           (i) a Certificate representing the shares purchased;

                           (ii) such other documents as may be reasonably
requested by Buyer with respect to the transaction contemplated herein.

                                    SECTION 3
                        REPRESENTATIONS AND WARRANTIES OF
                                   ONTRO, INC.

         Except as set forth on the Disclosure Schedule of even date herewith, attached hereto as Exhibit A and incorporated herein by this reference ("Disclosure Schedule"), Ontro represents and warrants to Buyer as follows:

         3.1 ORGANIZATION, GOOD STANDING AND QUALIFICATION. Ontro is a corporation duly organized, validly existing and in good standing under the laws of the State of California. The Company has all requisite corporate power and authority to own and operate its properties and assets, to execute and deliver this Agreement, to issue and sell the Common Stock, to carry out the provisions of this Agreement and to carry on its business as presently conducted and as presently proposed to be conducted. The Company is duly qualified and is authorized to do business and is in good standing as a foreign corporation in all jurisdictions in which the nature of its activities and of its properties (both owned and leased) makes such qualification necessary, except for those jurisdictions in which failure to do so would not have a material adverse effect on the Company or its business.

         3.2 SUBSIDIARIES. The Company owns all of the outstanding stock of Insta-Heat, Inc, a California corporation. The Company does not own or Control any equity security or other interest of any other Person. The Company is not a participant in any joint venture, partnership or similar arrangement.

         3.3 CAPITALIZATION; VOTING RIGHTS. The authorized capital stock of the Company, immediately prior to January 27, 2001, will consist of 20,000,000 shares of Common Stock, no par value, 6,951,070 shares of which are issued and outstanding, and 5,000,000 shares of preferred stock, none of which have been issued. All issued and outstanding shares of the Company's Common Stock (a) have been duly authorized and validly issued, (b) are fully paid and nonassessable, and (c) were issued in compliance with all applicable state and federal laws concerning the issuance of securities. The Common Stock, when issued, sold and delivered in accordance with the terms of this Agreement, shall be duly and validly issued, fully paid and non-assessable. The Common Stock may be subject to restrictions on transfer under state and/or federal securities laws as set forth herein or as otherwise required by such laws at the time a transfer is proposed.

         3.4 AUTHORIZATION; BINDING OBLIGATIONS. All corporate action on the part of the Company, its officers, directors and shareholders necessary for the authorization of this Agreement, the performance of all obligations of the Company hereunder at the Closing and the authorization, sale, issuance and delivery of the Common Stock pursuant hereto has been taken or will be taken prior to the Closing. The Agreement is a valid and binding obligation of the Company enforceable in accordance with its terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights, and (b) general principles of equity that restrict the availability of equitable remedies. The sale of the Common Stock is not and will not be subject to any preemptive right or rights of first refusal.

         3.5 FINANCIAL STATEMENTS. The Company has made available to the Buyer
(a) its audited balance sheet as at December 31, 1999 and statement of income and cash flows for the twelve months ending December 31, 1999 and (b) its unaudited balance sheet as at September 30, 2000 (the "Statement Date"), and consolidated statement of income and cash flows for the nine (9) month period ending on the Statement Date (collectively, the "Financial Statements"). The Financial Statements, together with the notes thereto, are complete and correct in all material respects, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods indicated, except as disclosed therein, and present fairly the financial condition and position of the Company as of December 31, 1999 and the Statement Date.

         3.6 LIABILITIES. The Company has no material liabilities and, to the best of its Knowledge, knows of no material contingent liabilities, either of which are not disclosed in the Financial Statements, except current liabilities incurred in the Ordinary Course of Business subsequent to the Statement Date which have not been, either in any individual case or in the aggregate, materially adverse.

         3.7      AGREEMENTS; ACTION.

                  Other than as set forth on Schedule 3.7:

                  (a) There are no Applicable Contracts, understandings or proposed transactions between the Company and any of its officers, directors, affiliates or any affiliate thereof.

                  (b) There are no Applicable Contracts, proposed transactions, judgments, orders, writs or decrees to which the Company is a party or to its Knowledge by which it is bound which may involve (i) obligations (contingent or otherwise) of, or payments to, the Company (other than obligations of, or payments to, the Company arising from purchase or sale agreements entered into in the Ordinary Course of Business), or (ii) the transfer or license of any patent, copyright, trade secret or other proprietary right to or from the Company (other than licenses arising from the purchase of "off the shelf" or other standard products), or (iii) provisions restricting the development, manufacture or distribution of the Company's products or services, or (iv) indemnification by the Company with respect to infringements of proprietary rights (other than indemnification obligations arising from purchase, sale or license agreements entered into in the Ordinary Course of Business).

                  (c) The Company has not (i) declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock, (ii) incurred any indebtedness for money borrowed or any other liabilities (other than with respect to indebtedness and other obligations incurred in the Ordinary Course of Business or as disclosed in the Financial Statements), (iii) made any loans or advances to any person, other than advances for travel and business expenses in the Ordinary Course of Business, or (iv) sold, exchanged or otherwise disposed of any of its assets or rights, other than the sale of its inventory or services in the Ordinary Course of Business.

                  (d) The Company has not engaged in the past three (3) months, and is not currently engaged, in any discussion (i) with any Representative of any entity regarding the consolidation or merger of the Company with or into any such corporation or corporations, (ii) with any corporation, partnership, association or other business entity or any individual regarding the sale, conveyance or disposition of all or substantially all of the assets of the Company, or a transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of, or (iii) regarding any other form of acquisition, liquidation, dissolution or winding up of the Company.

         3.8 OBLIGATIONS TO RELATED PARTIES. There are no obligations of the Company to officers, directors, shareholders or employees of the Company other than (a) for payment of salary for services rendered, (b) reimbursement for reasonable expenses incurred on behalf of the Company and (c) for other standard employee benefits made generally available to all employees (including stock option agreements outstanding under any stock option plan approved by the Board of Directors of the Company). None of the officers, directors or shareholders of the Company, or any members of their immediate families, are indebted to the Company or have any direct or indirect ownership interest in any firm or corporation with which the Company is affiliated or with which the Company has a business relationship, or any firm or corporation which competes with the Company, except that officers, directors and/or shareholders of the Company may own stock in publicly traded companies which may compete with the Company. No officer, director or shareholder, or any member of their immediate families, is, directly or indirectly, interested in any Applicable Contract (other than as relates to any such person's ownership of capital stock or other securities of the Company). Except as may be disclosed in the Financial Statements, the Company is not a guarantor or indemnitor of any indebtedness of any other person, firm or corporation.

         3.9 CHANGES. Since the Statement Date, there has not been:

                  (a) Any change in the assets, liabilities, financial condition or operations of the Company from that reflected in the Financial Statements, other than changes in the Ordinary Course of Business, none of which individually or in the aggregate has had or is expected to have a material adverse effect on the assets, liabilities, financial condition, operations or prospects of the Company;

                  (b) Any resignation or termination of any officer or key employee of the Company; and the Company, to the best of its Knowledge, does not know of the impending resignation or termination of employment of any such officer or key employee;

                  (c) Any material change in the contingent obligations of the Company by way of guaranty, endorsement, indemnity, warranty or otherwise;

                  (d) Any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting the properties, business or prospects or financial condition of the Company;

                  (e) Any waiver by the Company of a material right or of a material debt owed to it;

                  (f) Any direct or indirect loans made by the Company to any shareholder, employee, officer or director of the Company, other than advances made in the Ordinary Course of Business;

                  (g) Any material change in any compensation arrangement or agreement with any employee, officer, director or shareholder;

                  (h) Any declaration or payment of any dividend or other distribution of the assets of the Company;

                  (i) Any labor organization activity;

                  (j) Any debt, obligation or liability incurred, assumed or guaranteed by the Company, except those for immaterial amounts and for current liabilities incurred in the Ordinary Course of Business;

                  (k) Any sale, assignment or transfer of any patents, trademarks, copyrights, trade secrets or other intangible assets other than licenses entered into in the Ordinary Course of Business;

                  (l) Any changes in any Applicable Contract which materially and adversely affects the business, assets, liabilities, financial condition, operations or prospects of the Company;

                  (m) Any other event or condition of any character, to the Knowledge of the Company that, either individually or cumulatively, has materially and adversely affected the business, assets, liabilities, financial condition, operations or prospects of the Company; or

                  (n) Any arrangements or commitment by the Company to do any of the acts described in subsection (a) through (m) above.

         3.10 TITLE TO PROPERTIES AND ASSETS; LIENS, ETC. The Company has good and marketable title to its properties and assets, the properties and assets reflected in the most recent balance sheet included in the Financial Statements, and good title to its leasehold estates, in each case subject to no Encumbrance, other than (a) those resulting from taxes which have not yet become delinquent,
(b) Encumbrances reflected in the Financial Statements or which do not materially detract from the value of the property subject thereto, and (c) those that have otherwise arisen in the Ordinary Course of Business. All facilities, machinery, equipment, fixtures, vehicles and other properties owned, leased or used by the Company are in good operating condition and repair and are reasonably fit and usable for the purposes for which they are being used. The Company is in compliance with all material terms of each lease to which it is a party or is otherwise bound.

         3.11 PATENTS AND TRADEMARKS. The Company owns or possesses patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes which constitutes sufficient legal rights necessary for its business as now conducted and as presently proposed to be conducted, without any known infringement of the rights of others. The Company is not bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes of any other person or entity other than such licenses or agreements arising from the purchase or sale of "off the shelf" or standard products or as arose in the Ordinary Course of Business. The Company has not received any communications alleging that the Company has violated or, by conducting its business as presently proposed, would violate any of the patents, trademarks, service marks, trade names, copyrights or trade secrets or other proprietary rights of any other person or entity. The Company is not aware that any of its employees is obligated under any Contract, or subject to any order, that would interfere with their duties to the Company or that would conflict with the Company's business as presently proposed to be conducted. Neither the execution nor delivery of this Agreement, nor the carrying on of the Company's business by the employees of the Company, nor the conduct of the Company's business as presently proposed, will, to the Company's Knowledge, conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under, any Contract under which any employee is now obligated. The Company does not believe it is or will be necessary to utilize any inventions, trade secrets or proprietary information of any of its employees made prior to their employment by the Company, except for inventions, trade secrets or proprietary information that have been assigned to the Company.

         3.12     COMPLIANCE WITH OTHER INSTRUMENTS.

                  (a) The Company is not in violation or default of any term of its Organizational Documents, or of any provisions of any mortgage, indenture, contract, agreement, instrument or contract to which it is party or by which it is bound or of any judgment, decree, order or writ. The execution, delivery and performance of and compliance with this Agreement, and the issuance and sale of the Common Stock pursuant hereto will not, with or without the passage of time or giving of notice, result in any such violation, or be in conflict with or constitute a default under any such term, or result in the creation of any Encumbrance upon any of the properties or assets of the Company or the suspension, revocation, impairment, forfeiture or nonrenewal of any permit, license, authorization or approval applicable to the Company, its business or operations or any of its assets or properties.

                  (b) The Company has avoided every condition, and has not performed any act, the occurrence of which would result in the Company's loss of any right granted under any Applicable Contract.

         3.13 LITIGATION. Other than as set forth in Schedule 3.13 attached hereto and incorporated herein by this reference, there is no action, suit, proceeding or investigation pending or to the Company's Knowledge currently Threatened against the Company that questions the validity of this Agreement or the right of the Company to enter into this Agreement, or to consummate the transactions contemplated hereby, or which might result, either individually or in the aggregate, in any material adverse change in the assets, condition, affairs or prospects of the Company, nor is the Company aware that there is any basis for any of the foregoing. The foregoing includes, without limitation, actions pending or threatened (or any basis therefor known to the Company) involving the prior employment of any of the Company's employees, their use in connection with the Company's business of any information or techniques allegedly proprietary to any of their former employers, or their obligations under any agreements with prior employers. The Company is not a party or subject to the provisions of any order, writ, judgment or decree of any court or government agency or instrumentality. There is no action, suit, proceeding or investigation by the Company currently pending or which the Company intends to initiate.

         3.14 TAX RETURNS AND PAYMENTS. All federal, state, local and foreign tax returns and reports required to be filed by the Company have been filed, and all taxes, interest, assessments or deficiencies, fees and other governmental charges upon the Company, or upon any of its properties, income or franchises, shown in such returns and on assessments received by the Company to be due and payable or claimed to be due and payable by any Governmental Body, have been paid. The Company has not executed or filed with any taxing authority any agreement, waiver or consent for the extensions of the period for assessment or collection of any taxes or the audit of any tax returns or reports. The Company is not a party to any pending action or proceeding, nor, to the Knowledge of the Company, is any such action or proceeding Threatened by any Governmental Body for the assessment or collection of taxes, interest, penalties, assessments or deficiencies, and no claim for assessment of collection of taxes, interest, penalties, assessments or deficiencies has been asserted against the Company. No issue has been raised by any federal, state, local or foreign taxing authority in connection with an audit or examination of the tax returns, reports, business or properties of the Company which has not been settled or resolved. The Company has not agreed to extend the statute of limitations with respect to any tax period or the review or audit of any tax return. The Company has not made or agreed (or been required) to make any adjustment or change in accounting method. No material special charges, penalties, fines or Encumbrances have been asserted against the Company with respect to the payment or failure to pay any taxes which have not been paid or received without further liability to the Company. Proper and accurate amounts have been withheld by the Company from its employees for all periods in compliance with the withholding provisions of applicable federal, state and local tax laws.

         3.15 EMPLOYEES. The Company has no collective bargaining agreements with any of its employees. There is no labor union organizing activity pending or, to the Company's Knowledge Threatened with respect to the Company. To the Company's Knowledge, no employee of the Company, nor any consultant with whom the Company has contracted, is in violation of any term of any Contract relating to the right of any such individual to be employed by, or to contract with, the Company; and to the Company's Knowledge the continued employment by the Company of its present employees, and the performance of the Company's Contracts with the independent contractors, will not result in any such violation. The Company has not received any notice alleging that any such violation has occurred. The Company is not aware that any officer or key employee, or that any group of key employees, intends to terminate his, her or their employment with the Company, nor does the Company have a present intention to terminate the employment of any officer, key employee or group of key employees.

         3.16 OBLIGATIONS OF MANAGEMENT. Each officer of the Company is currently devoting one hundred percent (100%) of his or her business time to the conduct of the business of the Company. The Company is not aware that any officer or key employee of the Company is planning to work less than full time at the Company in the future. No officer or key employee is currently working or, to the Company's Knowledge, plans to work for a competitive enterprise, whether or not such officer or key employee is or will be compensated by such enterprise.

         3.17 VOTING RIGHTS.

                  To the Company's Knowledge, no shareholder of the Company has entered into any agreement with respect to the voting of equity securities of the Company.

         3.18 COMPLIANCE WITH LAWS; PERMITS. Other than as set forth in Schedule 3.18:

                  (a) The Company, to its Knowledge, is not in violation of any applicable statute, rule, regulation, order or restriction of any domestic or foreign government or any instrumentality or agency thereof in respect of the conduct of its business or the ownership of its properties which violation would materially and adversely affect the business, assets, liabilities, financial condition, operations or prospects of the Company.

                  (b) No governmental orders, permissions, consents, approvals or authorizations are required to be obtained and no registrations or declarations are required to be filed in connection with the execution and delivery of this Agreement and the issuance of the Common Stock, except such as has been duly and validly obtained or filed, or with respect to any filings that must be made after the Closing, as will be filed in an timely manner.

                  (c) The Company has all franchises, permits, licenses and any similar authority necessary for the conduct of its business as now being conducted by it the lack of which could materially and adversely affect the business, properties, prospects or financial condition of the Company and believes it can obtain, without undue burden or expense, any similar authority for the conduct of its business as planned to be conducted.

         3.19 ENVIRONMENTAL AND SAFETY LAWS. The Company, to its Knowledge after reasonable investigation, is not in violation of any applicable statute, law or regulation relating to the environment or occupational health and safety, and no material expenditures are or will be required in order to comply with any such existing statute, law or regulation. Other than calcium oxide, no Hazardous Materials (as defined below) are used or have been used, stored or disposed of by the Company or, to the Company's Knowledge after reasonable investigation, by any other person or entity on any property owned, leased or used by the Company. For the purposes of the preceding sentence, "Hazardous Materials" shall mean materials which are listed or otherwise defined as "hazardous" or "toxic" under any applicable local, state, federal and/or foreign laws and regulations that govern the existence and/or remedy of contamination on property, the protection of the environment from contamination, the control of hazardous wastes, or other activities involving hazardous substances.

         3.20 OFFERING VALID. Assuming the accuracy of the representations and warranties of Buyer contained in Section 4 hereof, the offer, sale and issuance of the Common Stock will be exempt from the registration requirements of the Securities Act, and will have been registered or qualified, or are exempt from registration and qualification, under the registration, permit or qualification requirements of all applicable state securities laws. Neither the Company nor any agent on its behalf has solicited or will solicit any offers to sell or has offered to sell or will offer to sell all or any part of the Common Stock to any person or persons so as to bring the sale of such Common Stock by the Company within the registration provisions of the Securities Act or any state securities laws.

         3.21 FULL DISCLOSURE. The Company has provided Buyer with all information requested by Buyer in connection with their respective decisions to purchase the Common Stock, including all information the Company believes is reasonably necessary to make such investment decision. Neither this Agreement, the Exhibit hereto, nor any other document delivered by the Company to Buyer or its attorneys or agents in connection herewith or with the transactions contemplated hereby, contain any untrue statement of a material fact, nor, to the Company's Knowledge, omit to state a material fact necessary in order to make the statements contained herein or therein not misleading. Notwithstanding the foregoing, all forward-looking information provided to Buyer was prepared by the management of the Company in a good faith effort to describe the Company's presently proposed business and products and the markets therefore. The assumptions applied in preparing such forward-looking material appeared reasonable to management as of the date thereof; however, there is no assurance that these assumptions will prove to be valid or that the objectives set forth in such forward-looking material will be achieved.

         3.22 MINUTE BOOKS. The minute books of the Company made available to Buyer contain a complete summary of all meetings of directors and shareholders for which minutes were prepared since the time of incorporation and reflect all material actions by the directors or shareholders.

         3.23 INSURANCE. The Company has fire and casualty insurance policies with coverage customary for companies similarly situated to the Company. Each such policy is in full force and effect with all premiums due thereupon paid.

         3.24 BROKERS OR FINDERS. Except for a finder's fee payable to Aura (Pvt.) Ltd., neither Ontro nor its officers or agents have incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement. Ontro will indemnify and hold Buyer and the other parties hereto harmless from any such payment alleged to be due by or through Ontro as a result of the action of Ontro or its officers or agents.

                                    SECTION 4
                     REPRESENTATIONS AND WARRANTIES OF BUYER

         Buyer represents and warrants to Ontro as follows:

         4.1 ORGANIZATION, GOOD STANDING AND QUALIFICATION. Is an individual or a corporation or other entity duly organized, validly existing and in good standing under the laws of the State of its formation. Buyer has all requisite power and authority to execute and deliver this Agreement, and to carry out the provisions of this Agreement.

         4.2 AUTHORIZATION; BINDING OBLIGATIONS. All action on the part of Buyer its general partners and limited partners or persons serving similar functions necessary for the authorization of this Agreement and the performance of all obligations of Buyer hereunder at the Closing and the purchase and receipt of the Common Stock has been taken or will be taken prior to the Closing. This Agreement is a valid and binding obligation of Buyer enforceable in accordance with its terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights, and (b) general principles of equity that restrict the availability of equitable remedies.

         4.3 DISCLOSURE. No representation or warranty of Buyer in this Agreement omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

         4.4 BROKERS OR FINDERS. Buyer and its officers and agents have not incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement. Buyer will indemnify and hold Ontro and the other parties hereto harmless from any such payment alleged to be due by or through Buyer as a result of the action of Buyer or its officers or agents, except as previously agreed by Ontro. MSK JAS

         4.5 INVESTMENT MATTERS. The Common Stock to be issued to Buyer hereunder will be acquired for its own account and not on behalf of any other Person, and all such securities are being acquired by Buyer for investment purposes only and not with a view to, or for sale in connection with, any resale or distribution of such securities. Buyer has had the opportunity to ask questions and receive answers from Ontro concerning Ontro, and has, to its Knowledge, been furnished with all of the information about Ontro which it has requested. Buyer is an "accredited investor" as defined in Rule 501(a) of the Securities Act, and to its Knowledge has been fully appraised of all facts and circumstances necessary to permit it to make an informed decision about acquiring such securities, has sufficient knowledge and expertise in business and financial matters that it is capable of evaluating the merits and risk of the investment in such securities, and has the capacity to protect its own interests in connection with the transactions contemplated by this Agreement. Buyer has been advised by Ontro and understands that (a) the securities to be issued hereunder will not be registered under any securities laws, including without limitation, the securities laws of the United States or any other jurisdiction, (b) such securities must be held indefinitely unless and until they are subsequently registered or an exemption from registration becomes available, (c) except as otherwise provided in this Agreement, Ontro is under no obligation to register such securities, (d) the securities shall bear appropriate restrictive legends, (e) Ontro shall have the right to place stop transfer orders against the securities, and (f) such securities shall be "restricted securities" under Rule 144 of the Securities Act.

                                    SECTION 5
                                  REGISTRATION

         5.1 S-3 REGISTRATION STATEMENT. Within ninety (90) days following receipt by Ontro of a written request from Buyer to have the Common Stock registered Ontro shall use its Best Efforts to file and have declared effective as soon thereafter as possible, a registration statement on Form S-3 or any similar short-form for the purpose of registering the resale of the Common Stock purchased pursuant to this Agreement under the Securities Act. The parties acknowledge that this request has been made.

                                                                         MSK JAS

                                    SECTION 6
                               GENERAL PROVISIONS

         6.1 EXPENSES. Each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution and performance of this Agreement and the transactions contemplated hereby, including all fees and expenses of agents, Representatives, counsel and accountants.

         6.2 PUBLIC ANNOUNCEMENTS. Any public announcement or similar publicity with respect to this Agreement or the transactions contemplated hereby will be issued, if at all, at such time and in such manner as Ontro and Buyer shall mutually agree, subject to the requirements of applicable law.

         6.3 CONFIDENTIALITY. The terms of this Agreement, as well as any information regarding the parties hereto, including the transactions contemplated hereby in any form, trade secrets, formulas, processes, know-how, data, test data or results, designs, drawings, costs, efficiency rates, price lists, financial information and any information regarding or relating to other parties with whom either party may have agreements or other business relations is deemed "Confidential Information" Buyer and Ontro and each of them hereby agree to be bound by each and every term and condition set forth below. With regard to Confidential Information (oral or written or both), Buyer and Ontro, on their own behalf and on behalf of each and every one of their respective partners, employees, agents and Representatives agree that such Confidential Information shall not be disclosed or used in any manner without the express prior written consent of Buyer and Ontro unless required by legal process or applicable regulatory requirements. Buyer and Ontro, on their own behalf and on behalf of each of their respective partners, employees, agents and Representatives agree:

                  (a) not to use the Confidential Information except for the sole purpose of evaluating said information in connection with the potential transactions contemplated by this Agreement;

                  (b) to treat all Confidential Information with the utmost level of security and to not disclose or exploit it in any form, directly or indirectly, partially or completely, commercially or otherwise;

                  (c) to cause all parties to whom it is deemed necessary to disclose Confidential Information to fulfill the business purpose of this Agreement, to execute an agreement approved by all parties and containing corresponding confidential obligations; and

                  (d) to not disclose the Confidential Information to others without the express prior written consent of Buyer and Ontro.

         6.4 NOTICES. All notices, consents, waivers and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by facsimile (with written confirmation of receipt), provided that a copy is mailed by certified mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and facsimile numbers set forth set forth below, or to such other addresses and facsimile numbers as a party may designate by notice to the other parties:

Ontro:                     Ontro, Inc.
                           13250 Gregg Street
                           Poway, California  92064

Attention:                 Kevin A. Hainley

Facsimile No.:             (858) 513-7061

with a copy to:            Fisher Thurber LLP
                           225 Executive Square, Suite 1600
                           La Jolla, California  92037

Attention:                 David A. Fisher

Facsimile No.:             (858) 535-1616

Aura (Pvt.) Ltd.:          Aura (Pvt.) Ltd.
                           C/o Saied Kashani
                           800 West First St. Ste. 2605
                           Los Angeles, CA 90012

Facsimile No.:             (801) 457-9605

         6.5 JURISDICTION; SERVICE OF PROCESS. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties only in the courts of the State of California, County of San Diego, or, if it has or can acquire jurisdiction, in the United States District Court for the Southern District of California, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

         6.6 FURTHER ASSURANCES. The parties agree (a) to furnish upon request to each other such further information, (b) to execute and deliver to each other such other documents, and (c) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.

         6.7 WAIVER. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power or privilege, and no single or partial exercise of any such right, power or privilege will preclude any other or further exercise of such right, power or privilege or the exercise of any other right, power or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

         6.8 DELETED

         6.9 ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS. No party may assign any of its rights under this Agreement without the prior consent of the other parties. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties. Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and assigns.

         6.10 SEVERABILITY. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

         6.11 SECTION HEADINGS, CONSTRUCTION. The headings of Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

         6.12 GOVERNING LAW. This Agreement will be governed by the laws of the State of California without regard to conflicts of laws principles.

         6.13 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.

         IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.

                                   ONTRO, INC.
                                   A CALIFORNIA CORPORATION

                                   By: /S/ JAMES A. SCUDDER
                                       -------------------------------------
                                       James A. Scudder,
                                       President and Chief Executive Officer

                                   ON BEHALF OF:

                                   AURA PVT. LTD.
                                   A PAKISTANI CORPORATION

                                   By: /S/ MIR SAIED KASHANI
                                       -------------------------------------
                                       Name: Mir Saied Kashani
                                       Title: Agent

                                   Subject to initialed changes to ss.ss.2.2, 2.3, 4.4, 5.1 and 6.8 (deleted)

                                    EXHIBIT A
                               DISCLOSURE SCHEDULE

                                      NONE

Exhibit 10.16

                                  COMMON STOCK
                               PURCHASE AGREEMENT

                                     BETWEEN

                                   ONTRO, INC.

                                       and

                                 JOSEPH GIAMANCO

                             DATED: January 26, 2001

                                TABLE OF CONTENTS

SECTION 1          DEFINITIONS.................................................1
SECTION 2          SALE AND ISSUANCE OF SECURITIES; CLOSING....................3
2.1      SALE OF COMMON STOCK..................................................3
2.2      COMMON STOCK PURCHASE PRICE...........................................4
2.3      CLOSING...............................................................4
2.4      CLOSING OBLIGATIONS...................................................4
SECTION 3          REPRESENTATIONS AND WARRANTIES OF ONTRO, INC................4
3.1      ORGANIZATION, GOOD STANDING AND QUALIFICATION.........................4
3.2      SUBSIDIARIES..........................................................5
3.3      CAPITALIZATION; VOTING RIGHTS.........................................5
3.4      AUTHORIZATION; BINDING OBLIGATIONS....................................5
3.5      FINANCIAL STATEMENTS..................................................5
3.6      LIABILITIES...........................................................6
3.7      AGREEMENTS; ACTION....................................................6
3.8      OBLIGATIONS TO RELATED PARTIES........................................7
3.9      CHANGES...............................................................7
3.10     TITLE TO PROPERTIES AND ASSETS; LIENS, ETC............................8
3.11     PATENTS AND TRADEMARKS................................................8
3.12     COMPLIANCE WITH OTHER INSTRUMENTS.....................................9
3.13     LITIGATION............................................................9
3.14     TAX RETURNS AND PAYMENTS.............................................10
3.15     EMPLOYEES............................................................10
3.16     OBLIGATIONS OF MANAGEMENT............................................10
3.17     VOTING RIGHTS........................................................11
3.18     COMPLIANCE WITH LAWS; PERMITS........................................11
3.19     ENVIRONMENTAL AND SAFETY LAWS........................................11
3.20     OFFERING VALID.......................................................11
3.21     FULL DISCLOSURE......................................................12
3.22     MINUTE BOOKS.........................................................12
3.23     INSURANCE............................................................12
SECTION 4          REPRESENTATIONS AND WARRANTIES OF BUYERS...................12
4.1      ORGANIZATION, GOOD STANDING AND QUALIFICATION........................12
4.2      AUTHORIZATION; BINDING OBLIGATIONS...................................13
4.3      DISCLOSURE...........................................................13
4.4      BROKERS OR FINDERS...................................................13
4.5      INVESTMENT MATTERS...................................................13
SECTION 5          REGISTRATION...............................................14
5.1      REGISTRATION STATEMENT...............................................14

SECTION 6          GENERAL PROVISIONS.........................................14
6.1      EXPENSES.............................................................14
6.2      PUBLIC ANNOUNCEMENTS.................................................14
6.3      CONFIDENTIALITY......................................................14
6.4      NOTICES..............................................................15
6.5      JURISDICTION; SERVICE OF PROCESS.....................................16
6.6      FURTHER ASSURANCES...................................................16
6.7      WAIVER...............................................................16
6.8      ENTIRE AGREEMENT AND MODIFICATION....................................16
6.9      ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS....................17
6.10     SEVERABILITY.........................................................17
6.11     SECTION HEADINGS, CONSTRUCTION.......................................17
6.12     GOVERNING LAW........................................................17
6.13     COUNTERPARTS.........................................................17

                                  EXHIBIT PAGES

The Disclosure Schedule is available for inspection from the Company

         EXHIBIT "A"         Disclosure Schedule

         SCHEDULE 3.11       Patents and Trademarks

         SCHEDULE 3.23       Insurance

                                  COMMON STOCK
                               PURCHASE AGREEMENT

         This Common Stock Purchase Agreement ("Agreement") is made as of January 26, 2001, by and among Ontro, Inc., a California corporation ("Ontro" or the "Company"), and Joseph Giamanco, an individual ("Buyer").

                                    RECITALS

         Ontro is a development stage enterprise engaged in the research and development of integrated thermal containers utilizing proprietary technology which it has incorporated into a proposed product line of fully-contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups and baby formula. Ontro desires to raise capital through the issuance and sale of its common stock ("Common Stock") to Buyer and one or more additional investors, respectively. Buyer desires to purchase the number of shares of Common Stock as set forth below in accordance with the terms and conditions of this Agreement.

                                    AGREEMENT

         The parties, incorporating the above introduction and recitals, and intending to be legally bound, agree as follows:

                                    SECTION 1
                                   DEFINITIONS

         For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section 1:

                  "APPLICABLE CONTRACT" -- any material Contract by which Ontro or any of its assets is or may become bound.

                  "BEST EFFORTS" -- the efforts that a prudent Person desirous of achieving a result would use in similar circumstances to ensure that such result is achieved as expeditiously as possible.

                  "CLOSING" -- as defined in Section 2.2.

                  "CONTRACT" -- any agreement, contract, obligation, promise or undertaking (whether written or oral and whether express or implied) that is legally binding.

                  "CONTROL" -- means the power to direct the business and policies of another Person.

                  "ENCUMBRANCE" -- any material charge, claim, community property interest, condition, equitable interest, mortgage, deed of trust, lien, option, pledge, security interest, right of first refusal or restriction of any kind, including any restriction on use, voting, transfer, receipt of income or exercise of any other attribute of ownership.

                  "FINANCIAL STATEMENTS" -- as defined in Section 3.5.

                  "GOVERNMENTAL BODY" -- any:

                           (a) nation, state, county, city, town, village,
district or other jurisdiction of any nature;

                           (b) federal, state, local, municipal, foreign or
other government;

                           (c) governmental or quasi-governmental authority of
any nature (including any governmental agency, branch, department, official or entity and any court or other tribunal);

                           (d) multi-national organization or body; or

                           (e) body exercising, or entitled to exercise, any
administrative, executive, judicial, legislative, police, regulatory or taxing authority or power of any nature.

                  "KNOWLEDGE" -- an individual will be deemed to have "Knowledge" of a particular fact or other matter if such individual is actually aware of such fact or other matter.

                  A Person other than an individual will be deemed to have "Knowledge" of a particular fact or other matter if any individual who is serving as a director, officer, partner, executor or trustee of such Person (or in any similar capacity) has, or at any time had, Knowledge of such fact or other matter.

                  "LEGAL REQUIREMENT" -- any federal, state, local, municipal, foreign, international, multinational or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute or treaty.

                  "ORDER" -- any award, decision, injunction, judgment, order, ruling, subpoena or verdict entered, issued, made or rendered by any court, administrative agency or other Governmental Body or by any arbitrator.

                  "ORDINARY COURSE OF BUSINESS" -- an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if:

                           (a) such action is consistent with the past practices
of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person;

                           (b) such action is not required to be authorized by
the general partner or the board of directors of such Person (or by any Person or group of Persons exercising similar authority); and

                           (c) such action is similar in nature and magnitude to
actions customarily taken, without any authorization by the board of directors (or by any Person or group of Persons exercising similar authority), in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.

                  "ORGANIZATIONAL DOCUMENTS" -- (a) the articles or certificate of incorporation and the bylaws of a corporation; (b) the partnership agreement and any statement of partnership of a general partnership; (c) the limited partnership agreement and the certificate of limited partnership of a limited partnership; (d) the Articles of Organization and Operating Agreement of any limited liability company; (e) any charter or similar document adopted or filed in connection with the creation, formation or organization of a Person; and (f)

any amendment to any of the foregoing.

                  "PERSON" -- any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union or other entity or Governmental Body.

                  "REPRESENTATIVE" -- with respect to a particular Person, any director, officer, employee, agent, consultant, advisor or other representative of such Person, including legal counsel, accountants and financial advisors.

                  "SECURITIES ACT" -- the United States Securities Act of 1933, as amended, or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

                  "TAX RETURN" -- any return (including any information return), report, statement, schedule, notice, form or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection or payment of any tax or in connection with the administration, implementation or enforcement of or compliance with any Legal Requirement relating to any tax.

                  "THREATENED" -- a claim, Proceeding, dispute, action or other matter will be deemed to have been "Threatened" if any written demand or statement has been made or any written notice has been given with respect thereto.

                                    SECTION 2
                    SALE AND ISSUANCE OF SECURITIES; CLOSING

         2.1 SALE OF COMMON STOCK. Subject to the terms and conditions of this Agreement, Ontro will sell and transfer to Buyer a total of ONE HUNDRED THIRTY THOUSAND (130,000) shares of Common Stock and Buyer shall purchase such number of shares of Common Stock from Ontro at a price of ONE DOLLAR AND TWENTY CENTS ($1.20) per share for an aggregate purchase price of ONE HUNDRED FIFTY-SIX THOUSAND DOLLARS ($156,000) (the "Purchase Price").

         2.2 PURCHASE AND CLOSING. Upon its execution and delivery of this Agreement to Ontro, Buyer shall deliver the Purchase Price to Ontro by certified funds or wire transfer to Ontro as follows:

                            San Diego National Bank
                            ABA Routing No. 122238682
                            For credit to Ontro, Inc.
                            (reference Ontro Common Stock Purchase)
                            Account No. 0139809170

         Ontro shall either return the Purchase Price or accept the Purchase Price and complete the purchase and sale of the Common Stock (the "Closing"). At the Closing, Ontro shall cause its transfer agent to issue a stock certificate for the shares of Common Stock in the name of Buyer (the "Certificate"). Following the Closing, Ontro will forward the Certificate to Buyer by a nationally recognized courier service (UPS, FedEx or comparable).

         2.3 CLOSING. The Closing shall occur at the offices of Ontro on the business day following acceptance of the Purchase Price by Ontro.

         2.4 CLOSING OBLIGATIONS.

                  Ontro will deliver to Buyer at the Closing:

                           (i) a Certificate representing the shares purchased;

                           (ii) such other documents as may be reasonably
requested by Buyer with respect to the transaction contemplated herein.

                                    SECTION 3
                        REPRESENTATIONS AND WARRANTIES OF
                                   ONTRO, INC.

         Except as set forth on the Disclosure Schedule of even date herewith, attached hereto as Exhibit A and incorporated herein by this reference (the "Disclosure Schedule"), Ontro represents and warrants to Buyer as follows:

         3.1 ORGANIZATION, GOOD STANDING AND QUALIFICATION. Ontro is a corporation duly organized, validly existing and in good standing under the laws of the State of California. The Company has all requisite corporate power and authority to own and operate its properties and assets, to execute and deliver this Agreement, to issue and sell the Common Stock, to carry out the provisions of this Agreement and to carry on its business as presently conducted and as presently proposed to be conducted. The Company is duly qualified and is authorized to do business and is in good standing as a foreign corporation in all jurisdictions in which the nature of its activities and of its properties (both owned and leased) makes such qualification necessary, except for those jurisdictions in which failure to do so would not have a material adverse effect on the Company or its business.

         3.2 SUBSIDIARIES. The Company owns all of the outstanding stock of Insta-Heat, Inc, a California corporation. The Company does not own or Control any equity security or other interest of any other Person. The Company is not a participant in any joint venture, partnership or similar arrangement.

         3.3 CAPITALIZATION; VOTING RIGHTS. The authorized capital stock of the Company, immediately prior to the Closing, will consist of 20,000,000 shares of Common Stock, no par value, 6,977,345 shares of which are issued and outstanding, and 5,000,000 shares of preferred stock, none of which have been issued. All issued and outstanding shares of the Company's Common Stock (a) have been duly authorized and validly issued, (b) are fully paid and nonassessable, and (c) were issued in compliance with all applicable state and federal laws concerning the issuance of securities. The Common Stock, when issued, sold and delivered in accordance with the terms of this Agreement, shall be duly and validly issued, fully paid and non-assessable. The Common Stock may be subject to restrictions on transfer under state and/or federal securities laws as set forth herein or as otherwise required by such laws at the time a transfer is proposed.

         3.4 AUTHORIZATION; BINDING OBLIGATIONS. All corporate action on the part of the Company, its officers, directors and shareholders necessary for the authorization of this Agreement, the performance of all obligations of the Company hereunder at the Closing and the authorization, sale, issuance and delivery of the Common Stock pursuant hereto has been taken or will be taken prior to the Closing. The Agreement is a valid and binding obligation of the Company enforceable in accordance with its terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights, and (b) general principles of equity that restrict the availability of equitable remedies. The sale of the Common Stock is not and will not be subject to any preemptive right or rights of first refusal.

         3.5 FINANCIAL STATEMENTS. The Company has made available to the Buyer
(a) its audited balance sheet as at December 31, 1999 and statement of income and cash flows for the twelve months ending December 31, 1999 and (b) its unaudited balance sheet as at September 30, 2000 (the "Statement Date"), and consolidated statement of income and cash flows for the nine (9) month period ending on the Statement Date (collectively, the "Financial Statements"). The Financial Statements, together with the notes thereto, are complete and correct in all material respects, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods indicated, except as disclosed therein, and present fairly the financial condition and position of the Company as of December 31, 1999 and the Statement Date.

         3.6 LIABILITIES. The Company has no material liabilities and, to the best of its Knowledge, knows of no material contingent liabilities, either of which are not disclosed in the Financial Statements, except current liabilities incurred in the Ordinary Course of Business subsequent to the Statement Date which have not been, either in any individual case or in the aggregate, materially adverse.

         3.7 AGREEMENTS; ACTION.

                  Other than as set forth on Schedule 3.7:

                  (a) There are no Applicable Contracts, understandings or proposed transactions between the Company and any of its officers, directors, affiliates or any affiliate thereof.

                  (b) There are no Applicable Contracts, proposed transactions, judgments, orders, writs or decrees to which the Company is a party or to its Knowledge by which it is bound which may involve (i) obligations (contingent or otherwise) of, or payments to, the Company (other than obligations of, or payments to, the Company arising from purchase or sale agreements entered into in the Ordinary Course of Business), or (ii) the transfer or license of any patent, copyright, trade secret or other proprietary right to or from the Company (other than licenses arising from the purchase of "off the shelf" or other standard products), or (iii) provisions restricting the development, manufacture or distribution of the Company's products or services, or (iv) indemnification by the Company with respect to infringements of proprietary rights (other than indemnification obligations arising from purchase, sale or license agreements entered into in the Ordinary Course of Business).

                  (c) The Company has not (i) declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock, (ii) incurred any indebtedness for money borrowed or any other liabilities (other than with respect to indebtedness and other obligations incurred in the Ordinary Course of Business or as disclosed in the Financial Statements), (iii) made any loans or advances to any person, other than advances for travel and business expenses in the Ordinary Course of Business, or (iv) sold, exchanged or otherwise disposed of any of its assets or rights, other than the sale of its inventory or services in the Ordinary Course of Business.

                  (d) The Company has not engaged in the past three (3) months, and is not currently engaged, in any discussion (i) with any Representative of any entity regarding the consolidation or merger of the Company with or into any such corporation or corporations, (ii) with any corporation, partnership, association or other business entity or any individual regarding the sale, conveyance or disposition of all or substantially all of the assets of the Company, or a transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of, or (iii) regarding any other form of acquisition, liquidation, dissolution or winding up of the Company.

         3.8 OBLIGATIONS TO RELATED PARTIES. There are no obligations of the Company to officers, directors, shareholders or employees of the Company other than (a) for payment of salary for services rendered, (b) reimbursement for reasonable expenses incurred on behalf of the Company and (c) for other standard employee benefits made generally available to all employees (including stock option agreements outstanding under any stock option plan approved by the Board of Directors of the Company). None of the officers, directors or shareholders of the Company, or any members of their immediate families, are indebted to the Company or have any direct or indirect ownership interest in any firm or corporation with which the Company is affiliated or with which the Company has a business relationship, or any firm or corporation which competes with the Company, except that officers, directors and/or shareholders of the Company may own stock in publicly traded companies which may compete with the Company. No officer, director or shareholder, or any member of their immediate families, is, directly or indirectly, interested in any Applicable Contract (other than as relates to any such person's ownership of capital stock or other securities of the Company). Except as may be disclosed in the Financial Statements, the Company is not a guarantor or indemnitor of any indebtedness of any other person, firm or corporation.

         3.9 CHANGES. Since the Statement Date, there has not been:

                  (a) Any change in the assets, liabilities, financial condition or operations of the Company from that reflected in the Financial Statements, other than changes in the Ordinary Course of Business, none of which individually or in the aggregate has had or is expected to have a material adverse effect on the assets, liabilities, financial condition, operations or prospects of the Company;

                  (b) Any resignation or termination of any officer or key employee of the Company; and the Company, to the best of its Knowledge, does not know of the impending resignation or termination of employment of any such officer or key employee;

                  (c) Any material change in the contingent obligations of the Company by way of guaranty, endorsement, indemnity, warranty or otherwise;

                  (d) Any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting the properties, business or prospects or financial condition of the Company;

                  (e) Any waiver by the Company of a material right or of a material debt owed to it;

                  (f) Any direct or indirect loans made by the Company to any shareholder, employee, officer or director of the Company, other than advances made in the Ordinary Course of Business;

                  (g) Any material change in any compensation arrangement or agreement with any employee, officer, director or shareholder;

                  (h) Any declaration or payment of any dividend or other distribution of the assets of the Company;

                  (i) Any labor organization activity;

                  (j) Any debt, obligation or liability incurred, assumed or guaranteed by the Company, except those for immaterial amounts and for current liabilities incurred in the Ordinary Course of Business;

                  (k) Any sale, assignment or transfer of any patents, trademarks, copyrights, trade secrets or other intangible assets other than licenses entered into in the Ordinary Course of Business;

                  (l) Any changes in any Applicable Contract which materially and adversely affects the business, assets, liabilities, financial condition, operations or prospects of the Company;

                  (m) Any other event or condition of any character, to the Knowledge of the Company that, either individually or cumulatively, has materially and adversely affected the business, assets, liabilities, financial condition, operations or prospects of the Company; or

                  (n) Any arrangements or commitment by the Company to do any of the acts described in subsection (a) through (m) above.

         3.10 TITLE TO PROPERTIES AND ASSETS; LIENS, ETC. The Company has good and marketable title to its properties and assets, the properties and assets reflected in the most recent balance sheet included in the Financial Statements, and good title to its leasehold estates, in each case subject to no Encumbrance, other than (a) those resulting from taxes which have not yet become delinquent,
(b) Encumbrances reflected in the Financial Statements or which do not materially detract from the value of the property subject thereto, and (c) those that have otherwise arisen in the Ordinary Course of Business. All facilities, machinery, equipment, fixtures, vehicles and other properties owned, leased or used by the Company are in good operating condition and repair and are reasonably fit and usable for the purposes for which they are being used. The Company is in compliance with all material terms of each lease to which it is a party or is otherwise bound.

         3.11 PATENTS AND TRADEMARKS. The Company owns or possesses patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes listed on Schedule 3.11 attached hereto and incorporated herein by this reference, which constitutes sufficient legal rights necessary for its business as now conducted and as presently proposed to be conducted, without any known infringement of the rights of others. The Company is not bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes of any other person or entity other than such licenses or agreements arising from the purchase or sale of "off the shelf" or standard products or as arose in the Ordinary Course of Business. The Company has not received any communications alleging that the Company has violated or, by conducting its business as presently proposed, would violate any of the patents, trademarks, service marks, trade names, copyrights or trade secrets or other proprietary rights of any other person or entity. The Company is not aware that any of its employees is obligated under any Contract, or subject to any order, that would interfere with their duties to the Company or that would conflict with the Company's business as presently proposed to be conducted. Neither the execution nor delivery of this Agreement, nor the carrying on of the Company's business by the employees of the Company, nor the conduct of the Company's business as presently proposed, will, to the Company's Knowledge, conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under, any Contract under which any employee is now obligated. The Company does not believe it is or will be necessary to utilize any inventions, trade secrets or proprietary information of any of its employees made prior to their employment by the Company, except for inventions, trade secrets or proprietary information that have been assigned to the Company.

         3.12 COMPLIANCE WITH OTHER INSTRUMENTS.

                  (a) The Company is not in violation or default of any term of its Organizational Documents, or of any provisions of any mortgage, indenture, contract, agreement, instrument or contract to which it is party or by which it is bound or of any judgment, decree, order or writ. The execution, delivery and performance of and compliance with this Agreement, and the issuance and sale of the Common Stock pursuant hereto will not, with or without the passage of time or giving of notice, result in any such violation, or be in conflict with or constitute a default under any such term, or result in the creation of any Encumbrance upon any of the properties or assets of the Company or the suspension, revocation, impairment, forfeiture or nonrenewal of any permit, license, authorization or approval applicable to the Company, its business or operations or any of its assets or properties.

                  (b) The Company has avoided every condition, and has not performed any act, the occurrence of which would result in the Company's loss of any right granted under any Applicable Contract.

         3.13 LITIGATION. Other than as set forth in Schedule 3.13 attached hereto and incorporated herein by this reference, there is no action, suit, proceeding or investigation pending or to the Company's Knowledge currently Threatened against the Company that questions the validity of this Agreement or the right of the Company to enter into this Agreement, or to consummate the transactions contemplated hereby, or which might result, either individually or in the aggregate, in any material adverse change in the assets, condition, affairs or prospects of the Company, nor is the Company aware that there is any basis for any of the foregoing. The foregoing includes, without limitation, actions pending or threatened (or any basis therefor known to the Company) involving the prior employment of any of the Company's employees, their use in connection with the Company's business of any information or techniques allegedly proprietary to any of their former employers, or their obligations under any agreements with prior employers. The Company is not a party or subject to the provisions of any order, writ, judgment or decree of any court or government agency or instrumentality. There is no action, suit, proceeding or investigation by the Company currently pending or which the Company intends to initiate.

         3.14 TAX RETURNS AND PAYMENTS. All federal, state, local and foreign tax returns and reports required to be filed by the Company have been filed, and all taxes, interest, assessments or deficiencies, fees and other governmental charges upon the Company, or upon any of its properties, income or franchises, shown in such returns and on assessments received by the Company to be due and payable or claimed to be due and payable by any Governmental Body, have been paid. The Company has not executed or filed with any taxing authority any agreement, waiver or consent for the extensions of the period for assessment or collection of any taxes or the audit of any tax returns or reports. The Company is not a party to any pending action or proceeding, nor, to the Knowledge of the Company, is any such action or proceeding Threatened by any Governmental Body for the assessment or collection of taxes, interest, penalties, assessments or deficiencies, and no claim for assessment of collection of taxes, interest, penalties, assessments or deficiencies has been asserted against the Company. No issue has been raised by any federal, state, local or foreign taxing authority in connection with an audit or examination of the tax returns, reports, business or properties of the Company which has not been settled or resolved. The Company has not agreed to extend the statute of limitations with respect to any tax period or the review or audit of any tax return. The Company has not made or agreed (or been required) to make any adjustment or change in accounting method. No material special charges, penalties, fines or Encumbrances have been asserted against the Company with respect to the payment or failure to pay any taxes which have not been paid or received without further liability to the Company. Proper and accurate amounts have been withheld by the Company from its employees for all periods in compliance with the withholding provisions of applicable federal, state and local tax laws.

         3.15 EMPLOYEES. The Company has no collective bargaining agreements with any of its employees. There is no labor union organizing activity pending or, to the Company's Knowledge Threatened with respect to the Company. To the Company's Knowledge, no employee of the Company, nor any consultant with whom the Company has contracted, is in violation of any term of any Contract relating to the right of any such individual to be employed by, or to contract with, the Company; and to the Company's Knowledge the continued employment by the Company of its present employees, and the performance of the Company's Contracts with the independent contractors, will not result in any such violation. The Company has not received any notice alleging that any such violation has occurred. The Company is not aware that any officer or key employee, or that any group of key employees, intends to terminate his, her or their employment with the Company, nor does the Company have a present intention to terminate the employment of any officer, key employee or group of key employees.

         3.16 OBLIGATIONS OF MANAGEMENT. Each officer of the Company is currently devoting one hundred percent (100%) of his or her business time to the conduct of the business of the Company. The Company is not aware that any officer or key employee of the Company is planning to work less than full time at the Company in the future. No officer or key employee is currently working or, to the Company's Knowledge, plans to work for a competitive enterprise, whether or not such officer or key employee is or will be compensated by such enterprise.

         3.17 VOTING RIGHTS.

                  To the Company's Knowledge, no shareholder of the Company has entered into any agreement with respect to the voting of equity securities of the Company.

         3.18 COMPLIANCE WITH LAWS; PERMITS. Other than as set forth in Schedule 3.18:

                  (a) The Company, to its Knowledge, is not in violation of any applicable statute, rule, regulation, order or restriction of any domestic or foreign government or any instrumentality or agency thereof in respect of the conduct of its business or the ownership of its properties which violation would materially and adversely affect the business, assets, liabilities, financial condition, operations or prospects of the Company.

                  (b) No governmental orders, permissions, consents, approvals or authorizations are required to be obtained and no registrations or declarations are required to be filed in connection with the execution and delivery of this Agreement and the issuance of the Common Stock, except such as has been duly and validly obtained or filed, or with respect to any filings that must be made after the Closing, as will be filed in an timely manner.

                  (c) The Company has all franchises, permits, licenses and any similar authority necessary for the conduct of its business as now being conducted by it the lack of which could materially and adversely affect the business, properties, prospects or financial condition of the Company and believes it can obtain, without undue burden or expense, any similar authority for the conduct of its business as planned to be conducted.

         3.19 ENVIRONMENTAL AND SAFETY LAWS. The Company, to its Knowledge after reasonable investigation, is not in violation of any applicable statute, law or regulation relating to the environment or occupational health and safety, and no material expenditures are or will be required in order to comply with any such existing statute, law or regulation. Other than calcium oxide, no Hazardous Materials (as defined below) are used or have been used, stored or disposed of by the Company or, to the Company's Knowledge after reasonable investigation, by any other person or entity on any property owned, leased or used by the Company. For the purposes of the preceding sentence, "Hazardous Materials" shall mean materials which are listed or otherwise defined as "hazardous" or "toxic under any applicable local, state, federal and/or foreign laws and regulations that govern the existence and/or remedy of contamination on property, the protection of the environment from contamination, the control of hazardous wastes, or other activities involving hazardous substances.

         3.20 OFFERING VALID. Assuming the accuracy of the representations and warranties of Buyer contained in Section 4 hereof, the offer, sale and issuance of the Common Stock will be exempt from the registration requirements of the Securities Act, and will have been registered or qualified, or are exempt from registration and qualification, under the registration, permit or qualification requirements of all applicable state securities laws. Neither the Company nor any agent on its behalf has solicited or will solicit any offers to sell or has offered to sell or will offer to sell all or any part of the Common Stock to any person or persons so as to bring the sale of such Common Stock by the Company within the registration provisions of the Securities Act or any state securities laws.

         3.21 FULL DISCLOSURE. The Company has provided Buyer with all information requested by Buyer in connection with their respective decisions to purchase the Common Stock, including all information the Company believes is reasonably necessary to make such investment decision. Neither this Agreement, the Exhibit hereto, nor any other document delivered by the Company to Buyer or its attorneys or agents in connection herewith or with the transactions contemplated hereby, contain any untrue statement of a material fact, nor, to the Company's Knowledge, omit to state a material fact necessary in order to make the statements contained herein or therein not misleading. Notwithstanding the foregoing, all forward-looking information provided to Buyer was prepared by the management of the Company in a good faith effort to describe the Company's presently proposed business and products and the markets therefore. The assumptions applied in preparing such forward-looking material appeared reasonable to management as of the date thereof; however, there is no assurance that these assumptions will prove to be valid or that the objectives set forth in such forward-looking material will be achieved.

         3.22 MINUTE BOOKS. The minute books of the Company made available to Buyer contain a complete summary of all meetings of directors and shareholders for which minutes were prepared since the time of incorporation and reflect all material actions by the directors or shareholders.

         3.23 INSURANCE. The Company has fire and casualty insurance policies with coverage customary for companies similarly situated to the Company.
Schedule 3.23 attached hereto and incorporated herein by this reference lists all insurance policies maintained by the Company and each such policy is in full force and effect with all premiums due thereon paid.

         3.24 BROKERS OR FINDERS. Except for a finder's fee payable to Aura (Pvt.) Ltd., neither Ontro nor its officers or agents have incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement. Ontro will indemnify and hold Buyer and the other parties hereto harmless from any such payment alleged to be due by or through Ontro as a result of the action of Ontro or its officers or agents.

                                    SECTION 4
                     REPRESENTATIONS AND WARRANTIES OF BUYER

         Buyer represents and warrants to Ontro as follows:

         4.1 ORGANIZATION, GOOD STANDING AND QUALIFICATION. Is an individual or a corporation or other entity duly organized, validly existing and in good standing under the laws of the State of its formation. Buyer has all requisite power and authority to execute and deliver this Agreement, and to carry out the provisions of this Agreement.

         4.2 AUTHORIZATION; BINDING OBLIGATIONS. All action on the part of Buyer its general partners and limited partners or persons serving similar functions necessary for the authorization of this Agreement and the performance of all obligations of Buyer hereunder at the Closing and the purchase and receipt of the Common Stock has been taken or will be taken prior to the Closing. This Agreement is a valid and binding obligation of Buyer enforceable in accordance with its terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights, and (b) general principles of equity that restrict the availability of equitable remedies.

         4.3 DISCLOSURE. No representation or warranty of Buyer in this Agreement omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

         4.4 BROKERS OR FINDERS. Buyer and its officers and agents have not incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement. Buyer will indemnify and hold Ontro and the other parties hereto harmless from any such payment alleged to be due by or through Buyer as a result of the action of Buyer or its officers or agents.

         4.5 INVESTMENT MATTERS. The Common Stock to be issued to Buyer hereunder will be acquired for its own account and not on behalf of any other Person, and all such securities are being acquired by Buyer for investment purposes only and not with a view to, or for sale in connection with, any resale or distribution of such securities. Buyer has had the opportunity to ask questions and receive answers from Ontro concerning Ontro, and has, to its Knowledge, been furnished with all of the information about Ontro which it has requested. Buyer is an "accredited investor" as defined in Rule 501(a) of the Securities Act, and to its Knowledge has been fully appraised of all facts and circumstances necessary to permit it to make an informed decision about acquiring such securities, has sufficient knowledge and expertise in business and financial matters that it is capable of evaluating the merits and risk of the investment in such securities, and has the capacity to protect its own interests in connection with the transactions contemplated by this Agreement. Buyer has been advised by Ontro and understands that (a) the securities to be issued hereunder will not be registered under any securities laws, including without limitation, the securities laws of the United States or any other jurisdiction, (b) such securities must be held indefinitely unless and until they are subsequently registered or an exemption from registration becomes available, (c) except as otherwise provided in this Agreement, Ontro is under no obligation to register such securities, (d) the securities shall bear appropriate restrictive legends, (e) Ontro shall have the right to place stop transfer orders against the securities, and (f) such securities shall be "restricted securities" under Rule 144 of the Securities Act.

                                    SECTION 5
                                  REGISTRATION

         5.1 S-3 REGISTRATION STATEMENT. Within ninety (90) days following receipt by Ontro of a written request from Buyer to have the Common Stock registered Ontro shall use its Best Efforts to file and have declared effective as soon thereafter as possible, a registration statement on Form S-3 or any similar short-form for the purpose of registering the resale of the Common Stock purchased pursuant to this Agreement under the Securities Act.

                                    SECTION 6
                               GENERAL PROVISIONS

         6.1 EXPENSES. Each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution and performance of this Agreement and the transactions contemplated hereby, including all fees and expenses of agents, Representatives, counsel and accountants.

         6.2 PUBLIC ANNOUNCEMENTS. Any public announcement or similar publicity with respect to this Agreement or the transactions contemplated hereby will be issued, if at all, at such time and in such manner as Ontro and Buyer shall mutually agree, subject to the requirements of applicable law.

         6.3 CONFIDENTIALITY. The terms of this Agreement, as well as any information regarding the parties hereto, including the transactions contemplated hereby in any form, trade secrets, formulas, processes, know-how, data, test data or results, designs, drawings, costs, efficiency rates, price lists, financial information and any information regarding or relating to other parties with whom either party may have agreements or other business relations is deemed "Confidential Information" Buyer and Ontro and each of them hereby agree to be bound by each and every term and condition set forth below. With regard to Confidential Information (oral or written or both), Buyer and Ontro, on their own behalf and on behalf of each and every one of their respective partners, employees, agents and Representatives agree that such Confidential Information shall not be disclosed or used in any manner without the express prior written consent of Buyer and Ontro unless required by legal process or applicable regulatory requirements. Buyer and Ontro, on their own behalf and on behalf of each of their respective partners, employees, agents and Representatives agree:

                  (a) not to use the Confidential Information except for the sole purpose of evaluating said information in connection with the potential transactions contemplated by this Agreement;

                  (b) to treat all Confidential Information with the utmost level of security and to not disclose or exploit it in any form, directly or indirectly, partially or completely, commercially or otherwise;

                  (c) to cause all parties to whom it is deemed necessary to disclose Confidential Information to fulfill the business purpose of this Agreement, to execute an agreement approved by all parties and containing corresponding confidential obligations; and

                  (d) to not disclose the Confidential Information to others without the express prior written consent of Buyer and Ontro.

         6.4 NOTICES. All notices, consents, waivers and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by facsimile (with written confirmation of receipt), provided that a copy is mailed by certified mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and facsimile numbers set forth set forth below, or to such other addresses and facsimile numbers as a party may designate by notice to the other parties:

Ontro:                     Ontro, Inc.
                           13250 Gregg Street
                           Poway, California  92064

Attention:                 Kevin A. Hainley

Facsimile No.:             (858) 513-7061

with a copy to:            Fisher Thurber LLP
                           225 Executive Square, Suite 1600
                           La Jolla, California  92037

Attention:                 David A. Fisher

Facsimile No.:             (858) 535-1616

Buyer:                     Joseph Giamanco
                           GHM, Inc.
                           74 Trinity Place, Suite 2000
                           New York, NY 10006

Attention:                 Joseph Giamanco

Facsimile No.:             ____________________

         6.5 JURISDICTION; SERVICE OF PROCESS. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties only in the courts of the State of California, County of San Diego, or, if it has or can acquire jurisdiction, in the United States District Court for the Southern District of California, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

         6.6 FURTHER ASSURANCES. The parties agree (a) to furnish upon request to each other such further information, (b) to execute and deliver to each other such other documents, and (c) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.

         6.7 WAIVER. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power or privilege, and no single or partial exercise of any such right, power or privilege will preclude any other or further exercise of such right, power or privilege or the exercise of any other right, power or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

         6.8 ENTIRE AGREEMENT AND MODIFICATION. This Agreement supersedes all prior agreements between the parties with respect to its subject matter, and constitutes, together with all other documents referred to herein and the Exhibit hereto, a complete and exclusive statement of the terms of the agreement between the parties with respect to the Common Stock purchased hereunder. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.

         6.9 ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS. No party may assign any of its rights under this Agreement without the prior consent of the other parties. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties. Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and assigns.

         6.10 SEVERABILITY. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

         6.11 SECTION HEADINGS, CONSTRUCTION. The headings of Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

         6.12 GOVERNING LAW. This Agreement will be governed by the laws of the State of California without regard to conflicts of laws principles.

         6.13 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.

         IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.

                                      ONTRO, INC.
                                      A CALIFORNIA CORPORATION

                                      By: /S/ JAMES A. SCUDDER
                                          -------------------------------------
                                          James A. Scudder,
                                          President and Chief Executive Officer

                                      JOSEPH GIAMANCO

                                      By: /S/ JOSEPH GIAMANCO
                                          -------------------------------------

                                   EXHIBIT "A"
                              DISCLOSURE SCHEDULES

                                  SCHEDULE 3.11
                             PATENTS AND TRADEMARKS

                                  SCHEDULE 3.23
                                    INSURANCE

Exhibit 10.17

                                  COMMON STOCK
                               PURCHASE AGREEMENT

                                     BETWEEN

                                   ONTRO, INC.

                                       and

                         Indosuez Trust Services Limited
                         as Trustee of the Mahmud Trusts

                              DATED: 1st May, 2001

                                TABLE OF CONTENTS

SECTION 1          DEFINITIONS.................................................1
SECTION 2          SALE AND ISSUANCE OF SECURITIES; CLOSING....................3
2.1      SALE OF COMMON STOCK..................................................3
2.2      COMMON STOCK PURCHASE PRICE...........................................4
2.3      CLOSING...............................................................4
2.4      CLOSING OBLIGATIONS...................................................4
SECTION 3          REPRESENTATIONS AND WARRANTIES OF ONTRO, INC................4
3.1      ORGANIZATION, GOOD STANDING AND QUALIFICATION.........................4
3.2      SUBSIDIARIES..........................................................5
3.3      CAPITALIZATION; VOTING RIGHTS.........................................5
3.4      AUTHORIZATION; BINDING OBLIGATIONS....................................5
3.5      FINANCIAL STATEMENTS..................................................5
3.6      LIABILITIES...........................................................6
3.7      AGREEMENTS; ACTION....................................................6
3.8      OBLIGATIONS TO RELATED PARTIES........................................7
3.9      CHANGES...............................................................7
3.10     TITLE TO PROPERTIES AND ASSETS; LIENS, ETC............................8
3.11     PATENTS AND TRADEMARKS................................................8
3.12     COMPLIANCE WITH OTHER INSTRUMENTS.....................................9
3.13     LITIGATION............................................................9
3.14     TAX RETURNS AND PAYMENTS.............................................10
3.15     EMPLOYEES............................................................10
3.16     OBLIGATIONS OF MANAGEMENT............................................10
3.17     VOTING RIGHTS........................................................11
3.18     COMPLIANCE WITH LAWS; PERMITS........................................11
3.19     ENVIRONMENTAL AND SAFETY LAWS........................................11
3.20     OFFERING VALID.......................................................11
3.21     FULL DISCLOSURE......................................................12
3.22     MINUTE BOOKS.........................................................12
3.23     INSURANCE............................................................12
SECTION 4          REPRESENTATIONS AND WARRANTIES OF BUYERS...................12
4.1      ORGANIZATION, GOOD STANDING AND QUALIFICATION........................12
4.2      AUTHORIZATION; BINDING OBLIGATIONS...................................13
4.3      DISCLOSURE...........................................................13
4.4      BROKERS OR FINDERS...................................................13
4.5      INVESTMENT MATTERS...................................................13
SECTION 5          REGISTRATION...............................................14
5.1      REGISTRATION STATEMENT...............................................14

SECTION 6          GENERAL PROVISIONS.........................................14
6.1      EXPENSES.............................................................14
6.2      PUBLIC ANNOUNCEMENTS.................................................14
6.3      CONFIDENTIALITY......................................................14
6.4      NOTICES..............................................................15
6.5      JURISDICTION; SERVICE OF PROCESS.....................................16
6.6      FURTHER ASSURANCES...................................................16
6.7      WAIVER...............................................................16
6.8      ENTIRE AGREEMENT AND MODIFICATION....................................16
6.9      ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS....................17
6.10     SEVERABILITY.........................................................17
6.11     SECTION HEADINGS, CONSTRUCTION.......................................17
6.12     GOVERNING LAW........................................................17
6.13     COUNTERPARTS.........................................................17

                                  EXHIBIT PAGES

The Disclosure Schedule is available for inspection from the Company

         EXHIBIT "A"         Disclosure Schedule

         SCHEDULE 3.11       Patents and Trademarks
         SCHEDULE 3.23       Insurance

                                  COMMON STOCK
                               PURCHASE AGREEMENT

         This Common Stock Purchase Agreement ("Agreement") is made as of 1st May, 2001, by and among Ontro, Inc., a California corporation ("Ontro" or the "Company"), and Indosuez Trust Services Limited as Trustee of the Mahmud Trusts ("Buyer").

                                    RECITALS

         Ontro is a development stage enterprise engaged in the research and development of integrated thermal containers utilizing proprietary technology which it has incorporated into a proposed product line of fully-contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups and baby formula. Ontro desires to raise capital through the issuance and sale of its common stock ("Common Stock") to Buyer and one or more additional investors, respectively. Buyer desires to purchase the number of shares of Common Stock as set forth below in accordance with the terms and conditions of this Agreement.

                                    AGREEMENT

         The parties, incorporating the above introduction and recitals, and intending to be legally bound, agree as follows:

                                    SECTION 1
                                   DEFINITIONS

         For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section 1:

                  "APPLICABLE CONTRACT"-- any material Contract by which Ontro or any of its assets is or may become bound.

                  "BEST EFFORTS"-- the efforts that a prudent Person desirous of achieving a result would use in similar circumstances to ensure that such result is achieved as expeditiously as possible.

                  "CLOSING" -- as defined in Section 2.2.

                  "CONTRACT" -- any agreement, contract, obligation, promise or undertaking (whether written or oral and whether express or implied) that is legally binding.

                  "CONTROL" -- means the power to direct the business and policies of another Person.

                  "ENCUMBRANCE" -- any material charge, claim, community property interest, condition, equitable interest, mortgage, deed of trust, lien, option, pledge, security interest, right of first refusal or restriction of any kind, including any restriction on use, voting, transfer, receipt of income or exercise of any other attribute of ownership.

                  "FINANCIAL STATEMENTS" -- as defined in Section 3.5.

                  "GOVERNMENTAL BODY" -- any:

                           (a) nation, state, county, city, town, village,
district or other jurisdiction of any nature;

                           (b) federal, state, local, municipal, foreign or
other government;

                           (c) governmental or quasi-governmental authority of
any nature (including any governmental agency, branch, department, official or entity and any court or other tribunal);

                           (d) multi-national organization or body; or

                           (e) body exercising, or entitled to exercise, any
administrative, executive, judicial, legislative, police, regulatory or taxing authority or power of any nature.

                  "KNOWLEDGE" -- an individual will be deemed to have "Knowledge" of a particular fact or other matter if such individual is actually aware of such fact or other matter.

                  A Person other than an individual will be deemed to have "Knowledge" of a particular fact or other matter if any individual who is serving as a director, officer, partner, executor or trustee of such Person (or in any similar capacity) has, or at any time had, Knowledge of such fact or other matter.

                  "LEGAL REQUIREMENT" -- any federal, state, local, municipal, foreign, international, multinational or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute or treaty.

                  "ORDER" -- any award, decision, injunction, judgment, order, ruling, subpoena or verdict entered, issued, made or rendered by any court, administrative agency or other Governmental Body or by any arbitrator.

                  "ORDINARY COURSE OF BUSINESS" -- an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if:

                           (a) such action is consistent with the past practices
of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person;

                           (b) such action is not required to be authorized by
the general partner or the board of directors of such Person (or by any Person or group of Persons exercising similar authority); and

                           (c) such action is similar in nature and magnitude to
actions customarily taken, without any authorization by the board of directors (or by any Person or group of Persons exercising similar authority), in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.

                  "ORGANIZATIONAL DOCUMENTS" -- (a) the articles or certificate of incorporation and the bylaws of a corporation; (b) the partnership agreement and any statement of partnership of a general partnership; (c) the limited partnership agreement and the certificate of limited partnership of a limited partnership; (d) the Articles of Organization and Operating Agreement of any limited liability company; (e) any charter or similar document adopted or filed in connection with the creation, formation or organization of a Person; and (f) any amendment to any of the foregoing.

                  "PERSON" -- any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union or other entity or Governmental Body.

                  "REPRESENTATIVE" -- with respect to a particular Person, any director, officer, employee, agent, consultant, advisor or other representative of such Person, including legal counsel, accountants and financial advisors.

                  "SECURITIES ACT" -- the United States Securities Act of 1933, as amended, or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

                  "TAX RETURN" -- any return (including any information return), report, statement, schedule, notice, form or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection or payment of any tax or in connection with the administration, implementation or enforcement of or compliance with any Legal Requirement relating to any tax.

                  "THREATENED" -- a claim, Proceeding, dispute, action or other matter will be deemed to have been "Threatened" if any written demand or statement has been made or any written notice has been given with respect thereto.

                                    SECTION 2
                    SALE AND ISSUANCE OF SECURITIES; CLOSING

         2.1 SALE OF COMMON STOCK. Subject to the terms and conditions of this Agreement, Ontro will sell and transfer to Buyer a total of FOUR HUNDRED AND TWENTY FIVE THOUSAND (425,000) shares of Common Stock and Buyer shall purchase such number of shares of Common Stock from Ontro at a price of ONE DOLLAR AND TWENTY CENTS ($1.20) per share for an aggregate purchase price of FIVE HUNDRED AND TEN THOUSAND DOLLARS ($510,000) (the "Purchase Price").

         2.2 PURCHASE AND CLOSING.. Upon its execution and delivery of this Agreement to Ontro, Buyer shall deliver the Purchase Price to Ontro by certified funds or wire transfer to Ontro as follows:

                            San Diego National Bank
                            ABA Routing No. 122238682
                            For credit to Ontro, Inc.
                            (reference Ontro Common Stock Purchase)
                            Account No. 0139809170

         Ontro shall either return the Purchase Price or accept the Purchase Price and complete the purchase and sale of the Common Stock (the "Closing"). At the Closing, Ontro shall cause its transfer agent to issue a stock certificate for the shares of Common Stock in the name of Buyer (the "Certificate"). Following the Closing, Ontro will forward the Certificate to Buyer by a nationally recognized courier service (UPS, FedEx or comparable).

         2.3 CLOSING. The Closing shall occur at the offices of Ontro on the business day following acceptance of the Purchase Price by Ontro.

         2.4 CLOSING OBLIGATIONS.

                  Ontro will deliver to Buyer at the Closing:

                           (i) a Certificate representing the shares purchased;

                           (ii) such other documents as may be reasonably
requested by Buyer with respect to the transaction contemplated herein.

                                    SECTION 3
                        REPRESENTATIONS AND WARRANTIES OF
                                   ONTRO, INC.

         Except as set forth on the Disclosure Schedule of even date herewith, attached hereto as Exhibit A and incorporated herein by this reference (the "Disclosure Schedule"), Ontro represents and warrants to Buyer as follows:

         3.1 ORGANIZATION, GOOD STANDING AND QUALIFICATION. Ontro is a corporation duly organized, validly existing and in good standing under the laws of the State of California. The Company has all requisite corporate power and authority to own and operate its properties and assets, to execute and deliver this Agreement, to issue and sell the Common Stock, to carry out the provisions of this Agreement and to carry on its business as presently conducted and as presently proposed to be conducted. The Company is duly qualified and is authorized to do business and is in good standing as a foreign corporation in all jurisdictions in which the nature of its activities and of its properties (both owned and leased) makes such qualification necessary, except for those jurisdictions in which failure to do so would not have a material adverse effect on the Company or its business.

         3.2 SUBSIDIARIES. The Company owns all of the outstanding stock of Insta-Heat, Inc, a California corporation. The Company does not own or Control any equity security or other interest of any other Person. The Company is not a participant in any joint venture, partnership or similar arrangement.

         3.3 CAPITALIZATION; VOTING RIGHTS. The authorized capital stock of the Company, immediately prior to the Closing, will consist of 20,000,000 shares of Common Stock, no par value, ___________ shares of which are issued and outstanding, and 5,000,000 shares of preferred stock, none of which have been issued. All issued and outstanding shares of the Company's Common Stock (a) have been duly authorized and validly issued, (b) are fully paid and nonassessable, and (c) were issued in compliance with all applicable state and federal laws concerning the issuance of securities. The Common Stock, when issued, sold and delivered in accordance with the terms of this Agreement, shall be duly and validly issued, fully paid and non-assessable. The Common Stock may be subject to restrictions on transfer under state and/or federal securities laws as set forth herein or as otherwise required by such laws at the time a transfer is proposed.

         3.4 AUTHORIZATION; BINDING OBLIGATIONS. All corporate action on the part of the Company, its officers, directors and shareholders necessary for the authorization of this Agreement, the performance of all obligations of the Company hereunder at the Closing and the authorization, sale, issuance and delivery of the Common Stock pursuant hereto has been taken or will be taken prior to the Closing. The Agreement is a valid and binding obligation of the Company enforceable in accordance with its terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights, and (b) general principles of equity that restrict the availability of equitable remedies. The sale of the Common Stock is not and will not be subject to any preemptive right or rights of first refusal.

         3.5 FINANCIAL STATEMENTS. The Company has made available to the Buyer
(a) its audited balance sheet as at December 31, 1999 and statement of income and cash flows for the twelve months ending December 31, 1999 and (b) its unaudited balance sheet as at September 30, 2000 (the "Statement Date"), and consolidated statement of income and cash flows for the nine (9) month period ending on the Statement Date (collectively, the "Financial Statements"). The Financial Statements, together with the notes thereto, are complete and correct in all material respects, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods indicated, except as disclosed therein, and present fairly the financial condition and position of the Company as of December 31, 1999 and the Statement Date.

         3.6 LIABILITIES. The Company has no material liabilities and, to the best of its Knowledge, knows of no material contingent liabilities, either of which are not disclosed in the Financial Statements, except current liabilities incurred in the Ordinary Course of Business subsequent to the Statement Date which have not been, either in any individual case or in the aggregate, materially adverse.

         3.7 AGREEMENTS; ACTION.

                  Other than as set forth on Schedule 3.7:

                  (a) There are no Applicable Contracts, understandings or proposed transactions between the Company and any of its officers, directors,

affiliates or any affiliate thereof.

                  (b) There are no Applicable Contracts, proposed transactions, judgments, orders, writs or decrees to which the Company is a party or to its Knowledge by which it is bound which may involve (i) obligations (contingent or otherwise) of, or payments to, the Company (other than obligations of, or payments to, the Company arising from purchase or sale agreements entered into in the Ordinary Course of Business), or (ii) the transfer or license of any patent, copyright, trade secret or other proprietary right to or from the Company (other than licenses arising from the purchase of "off the shelf" or other standard products), or (iii) provisions restricting the development, manufacture or distribution of the Company's products or services, or (iv) indemnification by the Company with respect to infringements of proprietary rights (other than indemnification obligations arising from purchase, sale or license agreements entered into in the Ordinary Course of Business).

                  (c) The Company has not (i) declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock, (ii) incurred any indebtedness for money borrowed or any other liabilities (other than with respect to indebtedness and other obligations incurred in the Ordinary Course of Business or as disclosed in the Financial Statements), (iii) made any loans or advances to any person, other than advances for travel and business expenses in the Ordinary Course of Business, or (iv) sold, exchanged or otherwise disposed of any of its assets or rights, other than the sale of its inventory or services in the Ordinary Course of Business.

                  (d) The Company has not engaged in the past three (3) months, and is not currently engaged, in any discussion (i) with any Representative of any entity regarding the consolidation or merger of the Company with or into any such corporation or corporations, (ii) with any corporation, partnership, association or other business entity or any individual regarding the sale, conveyance or disposition of all or substantially all of the assets of the Company, or a transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of, or (iii) regarding any other form of acquisition, liquidation, dissolution or winding up of the Company.

         3.8 OBLIGATIONS TO RELATED PARTIES. There are no obligations of the Company to officers, directors, shareholders or employees of the Company other than (a) for payment of salary for services rendered, (b) reimbursement for reasonable expenses incurred on behalf of the Company and (c) for other standard employee benefits made generally available to all employees (including stock option agreements outstanding under any stock option plan approved by the Board of Directors of the Company). None of the officers, directors or shareholders of the Company, or any members of their immediate families, are indebted to the Company or have any direct or indirect ownership interest in any firm or corporation with which the Company is affiliated or with which the Company has a business relationship, or any firm or corporation which competes with the Company, except that officers, directors and/or shareholders of the Company may own stock in publicly traded companies which may compete with the Company. No officer, director or shareholder, or any member of their immediate families, is, directly or indirectly, interested in any Applicable Contract (other than as relates to any such person's ownership of capital stock or other securities of the Company). Except as may be disclosed in the Financial Statements, the Company is not a guarantor or indemnitor of any indebtedness of any other person, firm or corporation.

         3.9 CHANGES. Since the Statement Date, there has not been:

                  (a) Any change in the assets, liabilities, financial condition or operations of the Company from that reflected in the Financial Statements, other than changes in the Ordinary Course of Business, none of which individually or in the aggregate has had or is expected to have a material adverse effect on the assets, liabilities, financial condition, operations or prospects of the Company;

                  (b) Any resignation or termination of any officer or key employee of the Company; and the Company, to the best of its Knowledge, does not know of the impending resignation or termination of employment of any such officer or key employee;

                  (c) Any material change in the contingent obligations of the Company by way of guaranty, endorsement, indemnity, warranty or otherwise;

                  (d) Any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting the properties, business or prospects or financial condition of the Company;

                  (e) Any waiver by the Company of a material right or of a material debt owed to it;

                  (f) Any direct or indirect loans made by the Company to any shareholder, employee, officer or director of the Company, other than advances made in the Ordinary Course of Business;

                  (g) Any material change in any compensation arrangement or agreement with any employee, officer, director or shareholder;

                  (h) Any declaration or payment of any dividend or other distribution of the assets of the Company;

                  (i) Any labor organization activity;

                  (j) Any debt, obligation or liability incurred, assumed or guaranteed by the Company, except those for immaterial amounts and for current liabilities incurred in the Ordinary Course of Business;

                  (k) Any sale, assignment or transfer of any patents, trademarks, copyrights, trade secrets or other intangible assets other than licenses entered into in the Ordinary Course of Business;

                  (l) Any changes in any Applicable Contract which materially and adversely affects the business, assets, liabilities, financial condition, operations or prospects of the Company;

                  (m) Any other event or condition of any character, to the Knowledge of the Company that, either individually or cumulatively, has materially and adversely affected the business, assets, liabilities, financial condition, operations or prospects of the Company; or

                  (n) Any arrangements or commitment by the Company to do any of the acts described in subsection (a) through (m) above.

         3.10 TITLE TO PROPERTIES AND ASSETS; LIENS, ETC. The Company has good and marketable title to its properties and assets, the properties and assets reflected in the most recent balance sheet included in the Financial Statements, and good title to its leasehold estates, in each case subject to no Encumbrance, other than (a) those resulting from taxes which have not yet become delinquent,
(b) Encumbrances reflected in the Financial Statements or which do not materially detract from the value of the property subject thereto, and (c) those that have otherwise arisen in the Ordinary Course of Business. All facilities, machinery, equipment, fixtures, vehicles and other properties owned, leased or used by the Company are in good operating condition and repair and are reasonably fit and usable for the purposes for which they are being used. The Company is in compliance with all material terms of each lease to which it is a party or is otherwise bound.

         3.11 PATENTS AND TRADEMARKS. The Company owns or possesses patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes listed on Schedule 3.11 attached hereto and incorporated herein by this reference, which constitutes sufficient legal rights necessary for its business as now conducted and as presently proposed to be conducted, without any known infringement of the rights of others. The Company is not bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes of any other person or entity other than such licenses or agreements arising from the purchase or sale of "off the shelf" or standard products or as arose in the Ordinary Course of Business. The Company has not received any communications alleging that the Company has violated or, by conducting its business as presently proposed, would violate any of the patents, trademarks, service marks, trade names, copyrights or trade secrets or other proprietary rights of any other person or entity. The Company is not aware that any of its employees is obligated under any Contract, or subject to any order, that would interfere with their duties to the Company or that would conflict with the Company's business as presently proposed to be conducted. Neither the execution nor delivery of this Agreement, nor the carrying on of the Company's business by the employees of the Company, nor the conduct of the Company's business as presently proposed, will, to the Company's Knowledge, conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under, any Contract under which any employee is now obligated. The Company does not believe it is or will be necessary to utilize any inventions, trade secrets or proprietary information of any of its employees made prior to their employment by the Company, except for inventions, trade secrets or proprietary information that have been assigned to the Company.

         3.12 COMPLIANCE WITH OTHER INSTRUMENTS.

                  (a) The Company is not in violation or default of any term of its Organizational Documents, or of any provisions of any mortgage, indenture, contract, agreement, instrument or contract to which it is party or by which it is bound or of any judgment, decree, order or writ. The execution, delivery and performance of and compliance with this Agreement, and the issuance and sale of the Common Stock pursuant hereto will not, with or without the passage of time or giving of notice, result in any such violation, or be in conflict with or constitute a default under any such term, or result in the creation of any Encumbrance upon any of the properties or assets of the Company or the suspension, revocation, impairment, forfeiture or nonrenewal of any permit, license, authorization or approval applicable to the Company, its business or operations or any of its assets or properties.

                  (b) The Company has avoided every condition, and has not performed any act, the occurrence of which would result in the Company's loss of any right granted under any Applicable Contract.

         3.13 LITIGATION. Other than as set forth in Schedule 3.13 attached hereto and incorporated herein by this reference, there is no action, suit, proceeding or investigation pending or to the Company's Knowledge currently Threatened against the Company that questions the validity of this Agreement or the right of the Company to enter into this Agreement, or to consummate the transactions contemplated hereby, or which might result, either individually or in the aggregate, in any material adverse change in the assets, condition, affairs or prospects of the Company, nor is the Company aware that there is any basis for any of the foregoing. The foregoing includes, without limitation, actions pending or threatened (or any basis therefor known to the Company) involving the prior employment of any of the Company's employees, their use in connection with the Company's business of any information or techniques allegedly proprietary to any of their former employers, or their obligations under any agreements with prior employers. The Company is not a party or subject to the provisions of any order, writ, judgment or decree of any court or government agency or instrumentality. There is no action, suit, proceeding or investigation by the Company currently pending or which the Company intends to initiate.

         3.14 TAX RETURNS AND PAYMENTS. All federal, state, local and foreign tax returns and reports required to be filed by the Company have been filed, and all taxes, interest, assessments or deficiencies, fees and other governmental charges upon the Company, or upon any of its properties, income or franchises, shown in such returns and on assessments received by the Company to be due and payable or claimed to be due and payable by any Governmental Body, have been paid. The Company has not executed or filed with any taxing authority any agreement, waiver or consent for the extensions of the period for assessment or collection of any taxes or the audit of any tax returns or reports. The Company is not a party to any pending action or proceeding, nor, to the Knowledge of the Company, is any such action or proceeding Threatened by any Governmental Body for the assessment or collection of taxes, interest, penalties, assessments or deficiencies, and no claim for assessment of collection of taxes, interest, penalties, assessments or deficiencies has been asserted against the Company. No issue has been raised by any federal, state, local or foreign taxing authority in connection with an audit or examination of the tax returns, reports, business or properties of the Company which has not been settled or resolved. The Company has not agreed to extend the statute of limitations with respect to any tax period or the review or audit of any tax return. The Company has not made or agreed (or been required) to make any adjustment or change in accounting method. No material special charges, penalties, fines or Encumbrances have been asserted against the Company with respect to the payment or failure to pay any taxes which have not been paid or received without further liability to the Company. Proper and accurate amounts have been withheld by the Company from its employees for all periods in compliance with the withholding provisions of applicable federal, state and local tax laws.

         3.15 EMPLOYEES. The Company has no collective bargaining agreements with any of its employees. There is no labor union organizing activity pending or, to the Company's Knowledge Threatened with respect to the Company. To the Company's Knowledge, no employee of the Company, nor any consultant with whom the Company has contracted, is in violation of any term of any Contract relating to the right of any such individual to be employed by, or to contract with, the Company; and to the Company's Knowledge the continued employment by the Company of its present employees, and the performance of the Company's Contracts with the independent contractors, will not result in any such violation. The Company has not received any notice alleging that any such violation has occurred. The Company is not aware that any officer or key employee, or that any group of key employees, intends to terminate his, her or their employment with the Company, nor does the Company have a present intention to terminate the employment of any officer, key employee or group of key employees.

         3.16 OBLIGATIONS OF MANAGEMENT. Each officer of the Company is currently devoting one hundred percent (100%) of his or her business time to the conduct of the business of the Company. The Company is not aware that any officer or key employee of the Company is planning to work less than full time at the Company in the future. No officer or key employee is currently working or, to the Company's Knowledge, plans to work for a competitive enterprise, whether or not such officer or key employee is or will be compensated by such enterprise.

         3.17 VOTING RIGHTS.

                  To the Company's Knowledge, no shareholder of the Company has entered into any agreement with respect to the voting of equity securities of the Company.

         3.18 COMPLIANCE WITH LAWS; PERMITS. Other than as set forth in Schedule 3.18:

                  (a) The Company, to its Knowledge, is not in violation of any applicable statute, rule, regulation, order or restriction of any domestic or foreign government or any instrumentality or agency thereof in respect of the conduct of its business or the ownership of its properties which violation would materially and adversely affect the business, assets, liabilities, financial condition, operations or prospects of the Company.

                  (b) No governmental orders, permissions, consents, approvals or authorizations are required to be obtained and no registrations or declarations are required to be filed in connection with the execution and delivery of this Agreement and the issuance of the Common Stock, except such as has been duly and validly obtained or filed, or with respect to any filings that must be made after the Closing, as will be filed in an timely manner.

                  (c) The Company has all franchises, permits, licenses and any similar authority necessary for the conduct of its business as now being conducted by it the lack of which could materially and adversely affect the business, properties, prospects or financial condition of the Company and believes it can obtain, without undue burden or expense, any similar authority for the conduct of its business as planned to be conducted.

         3.19 ENVIRONMENTAL AND SAFETY LAWS. The Company, to its Knowledge after reasonable investigation, is not in violation of any applicable statute, law or regulation relating to the environment or occupational health and safety, and no material expenditures are or will be required in order to comply with any such existing statute, law or regulation. Other than calcium oxide, no Hazardous Materials (as defined below) are used or have been used, stored or disposed of by the Company or, to the Company's Knowledge after reasonable investigation, by any other person or entity on any property owned, leased or used by the Company. For the purposes of the preceding sentence, "Hazardous Materials" shall mean materials which are listed or otherwise defined as "hazardous" or "toxic" under any applicable local, state, federal and/or foreign laws and regulations that govern the existence and/or remedy of contamination on property, the protection of the environment from contamination, the control of hazardous wastes, or other activities involving hazardous substances.

         3.20 OFFERING VALID. Assuming the accuracy of the representations and warranties of Buyer contained in Section 4 hereof, the offer, sale and issuance of the Common Stock will be exempt from the registration requirements of the Securities Act, and will have been registered or qualified, or are exempt from registration and qualification, under the registration, permit or qualification requirements of all applicable state securities laws. Neither the Company nor any agent on its behalf has solicited or will solicit any offers to sell or has offered to sell or will offer to sell all or any part of the Common Stock to any person or persons so as to bring the sale of such Common Stock by the Company within the registration provisions of the Securities Act or any state securities laws.

         3.21 FULL DISCLOSURE. The Company has provided Buyer with all information requested by Buyer in connection with their respective decisions to purchase the Common Stock, including all information the Company believes is reasonably necessary to make such investment decision. Neither this Agreement, the Exhibit hereto, nor any other document delivered by the Company to Buyer or its attorneys or agents in connection herewith or with the transactions contemplated hereby, contain any untrue statement of a material fact, nor, to the Company's Knowledge, omit to state a material fact necessary in order to make the statements contained herein or therein not misleading. Notwithstanding the foregoing, all forward-looking information provided to Buyer was prepared by the management of the Company in a good faith effort to describe the Company's presently proposed business and products and the markets therefore. The assumptions applied in preparing such forward-looking material appeared reasonable to management as of the date thereof; however, there is no assurance that these assumptions will prove to be valid or that the objectives set forth in such forward-looking material will be achieved.

         3.22 MINUTE BOOKS. The minute books of the Company made available to Buyer contain a complete summary of all meetings of directors and shareholders for which minutes were prepared since the time of incorporation and reflect all material actions by the directors or shareholders.

         3.23 INSURANCE. The Company has fire and casualty insurance policies with coverage customary for companies similarly situated to the Company.
Schedule 3.23 attached hereto and incorporated herein by this reference lists all insurance policies maintained by the Company and each such policy is in full force and effect with all premiums due thereon paid.

         3.24 BROKERS OR FINDERS. Except for a finder's fee payable to Aura (Pvt.) Ltd., neither Ontro nor its officers or agents have incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement. Ontro will indemnify and hold Buyer and the other parties hereto harmless from any such payment alleged to be due by or through Ontro as a result of the action of Ontro or its officers or agents.

                                    SECTION 4
                     REPRESENTATIONS AND WARRANTIES OF BUYER

         Buyer represents and warrants to Ontro as follows:

         4.1 ORGANIZATION, GOOD STANDING AND QUALIFICATION. Is an individual or a corporation or other entity duly organized, validly existing and in good standing under the laws of the State of its formation. Buyer has all requisite power and authority to execute and deliver this Agreement, and to carry out the provisions of this Agreement.

         4.2 AUTHORIZATION; BINDING OBLIGATIONS. All action on the part of Buyer its general partners and limited partners or persons serving similar functions necessary for the authorization of this Agreement and the performance of all obligations of Buyer hereunder at the Closing and the purchase and receipt of the Common Stock has been taken or will be taken prior to the Closing. This Agreement is a valid and binding obligation of Buyer enforceable in accordance with its terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights, and (b) general principles of equity that restrict the availability of equitable remedies.

         4.3 DISCLOSURE. No representation or warranty of Buyer in this Agreement omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

         4.4 BROKERS OR FINDERS. Buyer and its officers and agents have not incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement. Buyer will indemnify and hold Ontro and the other parties hereto harmless from any such payment alleged to be due by or through Buyer as a result of the action of Buyer or its officers or agents.

         4.5 INVESTMENT MATTERS. The Common Stock to be issued to Buyer hereunder will be acquired for its own account and not on behalf of any other Person, and all such securities are being acquired by Buyer for investment purposes only and not with a view to, or for sale in connection with, any resale or distribution of such securities. Buyer has had the opportunity to ask questions and receive answers from Ontro concerning Ontro, and has, to its Knowledge, been furnished with all of the information about Ontro which it has requested. Buyer is an "accredited investor" as defined in Rule 501(a) of the Securities Act, and to its Knowledge has been fully appraised of all facts and circumstances necessary to permit it to make an informed decision about acquiring such securities, has sufficient knowledge and expertise in business and financial matters that it is capable of evaluating the merits and risk of the investment in such securities, and has the capacity to protect its own interests in connection with the transactions contemplated by this Agreement. Buyer has been advised by Ontro and understands that (a) the securities to be issued hereunder will not be registered under any securities laws, including without limitation, the securities laws of the United States or any other jurisdiction, (b) such securities must be held indefinitely unless and until they are subsequently registered or an exemption from registration becomes available, (c) except as otherwise provided in this Agreement, Ontro is under no obligation to register such securities, (d) the securities shall bear appropriate restrictive legends, (e) Ontro shall have the right to place stop transfer orders against the securities, and (f) such securities shall be "restricted securities" under Rule 144 of the Securities Act.

                                    SECTION 5
                                  REGISTRATION

         5.1 S-3 REGISTRATION STATEMENT. Within ninety (90) days following receipt by Ontro of a written request from Buyer to have the Common Stock registered Ontro shall use its Best Efforts to file and have declared effective as soon thereafter as possible, a registration statement on Form S-3 or any similar short-form for the purpose of registering the resale of the Common Stock purchased pursuant to this Agreement under the Securities Act.

                                    SECTION 6
                               GENERAL PROVISIONS

         6.1 EXPENSES. Each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution and performance of this Agreement and the transactions contemplated hereby, including all fees and expenses of agents, Representatives, counsel and accountants.

         6.2 PUBLIC ANNOUNCEMENTS. Any public announcement or similar publicity with respect to this Agreement or the transactions contemplated hereby will be issued, if at all, at such time and in such manner as Ontro and Buyer shall mutually agree, subject to the requirements of applicable law.

         6.3 CONFIDENTIALITY. The terms of this Agreement, as well as any information regarding the parties hereto, including the transactions contemplated hereby in any form, trade secrets, formulas, processes, know-how, data, test data or results, designs, drawings, costs, efficiency rates, price lists, financial information and any information regarding or relating to other parties with whom either party may have agreements or other business relations is deemed "Confidential Information" Buyer and Ontro and each of them hereby agree to be bound by each and every term and condition set forth below. With regard to Confidential Information (oral or written or both), Buyer and Ontro, on their own behalf and on behalf of each and every one of their respective partners, employees, agents and Representatives agree that such Confidential Information shall not be disclosed or used in any manner without the express prior written consent of Buyer and Ontro unless required by legal process or applicable regulatory requirements. Buyer and Ontro, on their own behalf and on behalf of each of their respective partners, employees, agents and Representatives agree:

                  (a) not to use the Confidential Information except for the sole purpose of evaluating said information in connection with the potential transactions contemplated by this Agreement;

                  (b) to treat all Confidential Information with the utmost level of security and to not disclose or exploit it in any form, directly or indirectly, partially or completely, commercially or otherwise;

                  (c) to cause all parties to whom it is deemed necessary to disclose Confidential Information to fulfill the business purpose of this Agreement, to execute an agreement approved by all parties and containing corresponding confidential obligations; and

                  (d) to not disclose the Confidential Information to others without the express prior written consent of Buyer and Ontro.

         6.4 NOTICES. All notices, consents, waivers and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by facsimile (with written confirmation of receipt), provided that a copy is mailed by certified mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and facsimile numbers set forth set forth below, or to such other addresses and facsimile numbers as a party may designate by notice to the other parties:

Ontro:                     Ontro, Inc.
                           13250 Gregg Street
                           Poway, California  92064

Attention:                 Kevin A. Hainley

Facsimile No.:             (858) 513-7061

with a copy to:            Fisher Thurber LLP
                           225 Executive Square, Suite 1600
                           La Jolla, California  92037

Attention:                 David A. Fisher

Facsimile No.:             (858) 535-1616

Indosuez Trust Services Limited:
                           P.O. Box 418
                           La Tour Gand House
                           Lower Pollet, St Peter Port, Guernsey G43 5JG

Attention:                 T.P. Mileham

Facsimile No.:             44 1481 729479

         6.5 JURISDICTION; SERVICE OF PROCESS. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties only in the courts of the State of California, County of San Diego, or, if it has or can acquire jurisdiction, in the United States District Court for the Southern District of California, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

         6.6 FURTHER ASSURANCES. The parties agree (a) to furnish upon request to each other such further information, (b) to execute and deliver to each other such other documents, and (c) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.

         6.7 WAIVER. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power or privilege, and no single or partial exercise of any such right, power or privilege will preclude any other or further exercise of such right, power or privilege or the exercise of any other right, power or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

         6.8 ENTIRE AGREEMENT AND MODIFICATION. This Agreement supersedes all prior agreements between the parties with respect to its subject matter, and constitutes, together with all other documents referred to herein and the Exhibit hereto, a complete and exclusive statement of the terms of the agreement between the parties with respect to the Common Stock purchased hereunder. This Agreement may not be amended except by a written agreement executed by the party to be charged with the amendment.

         6.9 ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS. No party may assign any of its rights under this Agreement without the prior consent of the other parties. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties. Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and assigns.

         6.10 SEVERABILITY. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

         6.11 SECTION HEADINGS, CONSTRUCTION. The headings of Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

         6.12 GOVERNING LAW. This Agreement will be governed by the laws of the State of California without regard to conflicts of laws principles.

         6.13 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.

         IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.

                              ONTRO, INC.
                              A CALIFORNIA CORPORATION

                              By: /S/ JAMES A. SCUDDER
                                  -------------------------------------
                                  James A. Scudder,
                                  President and Chief Executive Officer

                              -------------------------------------
                              A INDOSUEZ TRUST SERVICES LIMITED
                              AS TRUSTEE OF THE MAHMUD TRUSTS

                              By: /S/
                                  -------------------------------------
                                  Name:
                                  Title:_______________________________

                              For and on behalf Indosuez Trust Services Limited, Trustees of the Mahmud Trusts

                                   EXHIBIT "A"
                              DISCLOSURE SCHEDULES

                                  SCHEDULE 3.11
                             PATENTS AND TRADEMARKS

                                  SCHEDULE 3.23
                                    INSURANCE

Exhibit 10.18

                                  COMMON STOCK
                               PURCHASE AGREEMENT

                                     BETWEEN

                                   ONTRO, INC.

                                       and

                                AURA (PVT.) LTD.

                              DATED: June 19, 2001

                                TABLE OF CONTENTS

SECTION 1          DEFINITIONS.................................................1
SECTION 2          SALE AND ISSUANCE OF SECURITIES; CLOSING....................3
2.1      SALE OF COMMON STOCK..................................................3
2.2      COMMON STOCK PURCHASE PRICE...........................................3
2.3      CLOSING...............................................................4
2.4      CLOSING OBLIGATIONS...................................................4
SECTION 3          REPRESENTATIONS AND WARRANTIES OF ONTRO, INC................4
3.1      ORGANIZATION, GOOD STANDING AND QUALIFICATION.........................4
3.2      SUBSIDIARIES..........................................................4
3.3      CAPITALIZATION; VOTING RIGHTS.........................................4
3.4      AUTHORIZATION; BINDING OBLIGATIONS....................................5
3.5      FINANCIAL STATEMENTS..................................................5
3.6      LIABILITIES...........................................................5
3.7      AGREEMENTS; ACTION....................................................5
3.8      OBLIGATIONS TO RELATED PARTIES........................................6
3.9      CHANGES...............................................................6
3.10     TITLE TO PROPERTIES AND ASSETS; LIENS, ETC............................7
3.11     PATENTS AND TRADEMARKS................................................8
3.12     COMPLIANCE WITH OTHER INSTRUMENTS.....................................8
3.13     LITIGATION............................................................9
3.14     TAX RETURNS AND PAYMENTS..............................................9
3.15     EMPLOYEES.............................................................9
3.16     OBLIGATIONS OF MANAGEMENT............................................10
3.17     VOTING RIGHTS........................................................10
3.18     COMPLIANCE WITH LAWS; PERMITS........................................10
3.19     ENVIRONMENTAL AND SAFETY LAWS........................................10
3.20     OFFERING VALID.......................................................11
3.21     FULL DISCLOSURE......................................................11
3.22     MINUTE BOOKS.........................................................11
3.23     INSURANCE............................................................11
SECTION 4          REPRESENTATIONS AND WARRANTIES OF BUYERS...................12
4.1      ORGANIZATION, GOOD STANDING AND QUALIFICATION........................12
4.2      AUTHORIZATION; BINDING OBLIGATIONS...................................12
4.3      DISCLOSURE...........................................................12
4.4      BROKERS OR FINDERS...................................................12
4.5      INVESTMENT MATTERS...................................................12
SECTION 5          GENERAL PROVISIONS.........................................13
5.1      EXPENSES.............................................................13
5.2      PUBLIC ANNOUNCEMENTS.................................................13
5.3      CONFIDENTIALITY......................................................13
5.4      NOTICES..............................................................14
5.5      JURISDICTION; SERVICE OF PROCESS.....................................15
5.6      FURTHER ASSURANCES...................................................15
5.7      WAIVER...............................................................15
5.8      ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS....................15
5.10     SEVERABILITY.........................................................16
5.11     SECTION HEADINGS, CONSTRUCTION.......................................16
5.12     GOVERNING LAW........................................................16
5.13     COUNTERPARTS.........................................................16

                                 EXHIBIT PAGES

EXHIBIT A.........Disclosure Schedule

                                  COMMON STOCK
                               PURCHASE AGREEMENT

         This Common Stock Purchase Agreement ("Agreement") is made as of June 19, 2001, by and among Ontro, Inc., a California corporation ("Ontro" or the "Company"), and Aura (Pvt.) Ltd., a Pakistani corporation ("Buyer").

                                    RECITALS

         Ontro is a development stage enterprise engaged in the research and development of integrated thermal containers utilizing proprietary technology which it has incorporated into a proposed product line of fully-contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups and baby formula. Ontro desires to raise capital through the issuance and sale of its common stock ("Common Stock") to Buyer and one or more additional investors, respectively. Buyer desires to purchase the number of shares of Common Stock as set forth below in accordance with the terms and conditions of this Agreement.

                                    AGREEMENT

         The parties, incorporating the above introduction and recitals, and intending to be legally bound, agree as follows:

                                    SECTION 1
                                   DEFINITIONS

         For purposes of this Agreement, the following terms have the meanings specified or referred to in this Section 1:

                  "APPLICABLE CONTRACT"-- any material Contract by which Ontro or any of its assets is or may become bound.

                  "BEST EFFORTS"-- the efforts that a prudent Person desirous of achieving a result would use in similar circumstances to ensure that such result is achieved as expeditiously as possible.

                  "CLOSING" -- as defined in Section 2.2.

                  "CONTRACT" -- any agreement, contract, obligation, promise or undertaking (whether written or oral and whether express or implied) that is legally binding.

                  "CONTROL" -- means the power to direct the business and policies of another Person.

                  "ENCUMBRANCE" -- any material charge, claim, community property interest, condition, equitable interest, mortgage, deed of trust, lien, option, pledge, security interest, right of first refusal or restriction of any kind, including any restriction on use, voting, transfer, receipt of income or exercise of any other attribute of ownership.

                  "FINANCIAL STATEMENTS" -- as defined in Section 3.5.

                  "GOVERNMENTAL BODY" -- any:

                           (a) nation, state, county, city, town, village,
district or other jurisdiction of any nature;

                           (b) federal, state, local, municipal, foreign or
other government;

                           (c) governmental or quasi-governmental authority of
any nature (including any governmental agency, branch, department, official or entity and any court or other tribunal);

                           (d) multi-national organization or body; or

                           (e) body exercising, or entitled to exercise, any
administrative, executive, judicial, legislative, police, regulatory or taxing authority or power of any nature.

                  "KNOWLEDGE" -- an individual will be deemed to have "Knowledge" of a particular fact or other matter if such individual is actually aware of such fact or other matter.

                  A Person other than an individual will be deemed to have "Knowledge" of a particular fact or other matter if any individual who is serving as a director, officer, partner, executor or trustee of such Person (or in any similar capacity) has, or at any time had, Knowledge of such fact or other matter.

                  "LEGAL REQUIREMENT" -- any federal, state, local, municipal, foreign, international, multinational or other administrative order, constitution, law, ordinance, principle of common law, regulation, statute or treaty.

                  "ORDER" -- any award, decision, injunction, judgment, order, ruling, subpoena or verdict entered, issued, made or rendered by any court, administrative agency or other Governmental Body or by any arbitrator.

                  "ORDINARY COURSE OF BUSINESS" -- an action taken by a Person will be deemed to have been taken in the "Ordinary Course of Business" only if:

                           (a) such action is consistent with the past practices
of such Person and is taken in the ordinary course of the normal day-to-day operations of such Person;

                           (b) such action is not required to be authorized by
the general partner or the board of directors of such Person (or by any Person or group of Persons exercising similar authority); and

                           (c) such action is similar in nature and magnitude to
actions customarily taken, without any authorization by the board of directors (or by any Person or group of Persons exercising similar authority), in the ordinary course of the normal day-to-day operations of other Persons that are in the same line of business as such Person.

                  "ORGANIZATIONAL DOCUMENTS" -- (a) the articles or certificate of incorporation and the bylaws of a corporation; (b) the partnership agreement and any statement of partnership of a general partnership; (c) the limited partnership agreement and the certificate of limited partnership of a limited partnership; (d) the Articles of Organization and Operating Agreement of any limited liability company; (e) any charter or similar document adopted or filed in connection with the creation, formation or organization of a Person; and (f) any amendment to any of the foregoing.

                  "PERSON" -- any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, labor union or other entity or Governmental Body.

                  "REPRESENTATIVE" -- with respect to a particular Person, any director, officer, employee, agent, consultant, advisor or other representative of such Person, including legal counsel, accountants and financial advisors.

                  "SECURITIES ACT" -- the United States Securities Act of 1933, as amended, or any successor law, and regulations and rules issued pursuant to that Act or any successor law.

                  "TAX RETURN" -- any return (including any information return), report, statement, schedule, notice, form or other document or information filed with or submitted to, or required to be filed with or submitted to, any Governmental Body in connection with the determination, assessment, collection or payment of any tax or in connection with the administration, implementation or enforcement of or compliance with any Legal Requirement relating to any tax.

                  "THREATENED" -- a claim, proceeding, dispute, action or other matter will be deemed to have been "Threatened" if any written demand or statement has been made or any written notice has been given with respect thereto.

                                    SECTION 2
                    SALE AND ISSUANCE OF SECURITIES; CLOSING

         2.1 SALE OF COMMON STOCK. Subject to the terms and conditions of this Agreement, Ontro will sell and transfer to Buyer a total of Forty seven thousand one hundred twenty eight (47,128) shares of Common Stock and Buyer shall purchase such number of shares of Common Stock from Ontro at a price of ONE DOLLAR AND TWENTY CENTS ($1.20) per share for an aggregate purchase price of FIFTY SIX THOUSAND FIVE HUNDRED FIFTY THREE DOLLARS AND SIXTY CENTS ($56,553.60) (the "Purchase Price").

         2.2 PURCHASE AND CLOSING. Both parties acknowledge the purchase price was paid at the completion of the sale (the "Closing"). Upon its execution and delivery of this Agreement, Ontro shall cause its transfer agent to issue a stock certificate for the shares of Common Stock in the name of Buyer (the "Certificate"). Following the Closing, Ontro will forward the Certificate to Buyer by a nationally recognized courier service (UPS, FedEx or comparable).

         2.3 CLOSING. The Closing shall occur at the offices of Ontro on the business day following acceptance of the Purchase Price by Ontro.

         2.4 CLOSING OBLIGATIONS.

                  Ontro will deliver to Buyer at the Closing:

                           (i) a Certificate representing the shares purchased;

                           (ii) such other documents as may be reasonably
requested by Buyer with respect to the transaction contemplated herein.

                                    SECTION 3
                        REPRESENTATIONS AND WARRANTIES OF
                                   ONTRO, INC.

         Except as set forth on the Disclosure Schedule of even date herewith, attached hereto as Exhibit A and incorporated herein by this reference (the "Disclosure Schedule"), Ontro represents and warrants to Buyer as follows:

         3.1 ORGANIZATION, GOOD STANDING AND QUALIFICATION. Ontro is a corporation duly organized, validly existing and in good standing under the laws of the State of California. The Company has all requisite corporate power and authority to own and operate its properties and assets, to execute and deliver this Agreement, to issue and sell the Common Stock, to carry out the provisions of this Agreement and to carry on its business as presently conducted and as presently proposed to be conducted. The Company is duly qualified and is authorized to do business and is in good standing as a foreign corporation in all jurisdictions in which the nature of its activities and of its properties (both owned and leased) makes such qualification necessary, except for those jurisdictions in which failure to do so would not have a material adverse effect on the Company or its business.

         3.2 SUBSIDIARIES. The Company owns all of the outstanding stock of Insta-Heat, Inc, a California corporation. The Company does not own or Control any equity security or other interest of any other Person. The Company is not a participant in any joint venture, partnership or similar arrangement.

         3.3 CAPITALIZATION; VOTING RIGHTS. The authorized capital stock of the Company, immediately prior to the Closing, will consist of 20,000,000 shares of Common Stock, no par value, and 5,000,000 shares of preferred stock, none of which have been issued. All issued and outstanding shares of the Company's Common Stock (a) have been duly authorized and validly issued, (b) are fully paid and nonassessable, and (c) were issued in compliance with all applicable state and federal laws concerning the issuance of securities. The Common Stock, when issued, sold and delivered in accordance with the terms of this Agreement, shall be duly and validly issued, fully paid and non-assessable. The Common Stock may be subject to restrictions on transfer under state and/or federal securities laws as set forth herein or as otherwise required by such laws at the time a transfer is proposed.

         3.4 AUTHORIZATION; BINDING OBLIGATIONS. All corporate action on the part of the Company, its officers, directors and shareholders necessary for the authorization of this Agreement, the performance of all obligations of the Company hereunder at the Closing and the authorization, sale, issuance and delivery of the Common Stock pursuant hereto has been taken or will be taken prior to the Closing. The Agreement is a valid and binding obligation of the Company enforceable in accordance with its terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights, and (b) general principles of equity that restrict the availability of equitable remedies. The sale of the Common Stock is not and will not be subject to any preemptive right or rights of first refusal.

         3.5 FINANCIAL STATEMENTS. The Company has made available to the Buyer
(a) its audited balance sheet as at December 31, 2000 and statement of income and cash flows for the twelve months ending December 31, 2000 and (b) its unaudited balance sheet as at September 30, 2000 (the "Statement Date"), and consolidated statement of income and cash flows for the nine (9) month period ending on the Statement Date (collectively, the "Financial Statements"). The Financial Statements, together with the notes thereto, are complete and correct in all material respects, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods indicated, except as disclosed therein, and present fairly the financial condition and position of the Company as of December 31, 2000 and the Statement Date.

         3.6 LIABILITIES. The Company has no material liabilities and, to the best of its Knowledge, knows of no material contingent liabilities, either of which are not disclosed in the Financial Statements, except current liabilities incurred in the Ordinary Course of Business subsequent to the Statement Date which have not been, either in any individual case or in the aggregate, materially adverse.

         3.7 AGREEMENTS; ACTION.

                  Other than as set forth on Schedule 3.7:

                  (a) There are no Applicable Contracts, understandings or proposed transactions between the Company and any of its officers, directors, affiliates or any affiliate thereof.

                  (b) There are no Applicable Contracts, proposed transactions, judgments, orders, writs or decrees to which the Company is a party or to its Knowledge by which it is bound which may involve (i) obligations (contingent or otherwise) of, or payments to, the Company (other than obligations of, or payments to, the Company arising from purchase or sale agreements entered into in the Ordinary Course of Business), or (ii) the transfer or license of any patent, copyright, trade secret or other proprietary right to or from the Company (other than licenses arising from the purchase of "off the shelf" or other standard products), or (iii) provisions restricting the development, manufacture or distribution of the Company's products or services, or (iv) indemnification by the Company with respect to infringements of proprietary rights (other than indemnification obligations arising from purchase, sale or license agreements entered into in the Ordinary Course of Business).

                  (c) The Company has not (i) declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock, (ii) incurred any indebtedness for money borrowed or any other liabilities (other than with respect to indebtedness and other obligations incurred in the Ordinary Course of Business or as disclosed in the Financial Statements), (iii) made any loans or advances to any person, other than advances for travel and business expenses in the Ordinary Course of Business, or (iv) sold, exchanged or otherwise disposed of any of its assets or rights, other than the sale of its inventory or services in the Ordinary Course of Business.

                  (d) The Company has not engaged in the past three (3) months, and is not currently engaged, in any discussion (i) with any Representative of any entity regarding the consolidation or merger of the Company with or into any such corporation or corporations, (ii) with any corporation, partnership, association or other business entity or any individual regarding the sale, conveyance or disposition of all or substantially all of the assets of the Company, or a transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of, or (iii) regarding any other form of acquisition, liquidation, dissolution or winding up of the Company.

         3.8 OBLIGATIONS TO RELATED PARTIES. There are no obligations of the Company to officers, directors, shareholders or employees of the Company other than (a) for payment of salary for services rendered, (b) reimbursement for reasonable expenses incurred on behalf of the Company and (c) for other standard employee benefits made generally available to all employees (including stock option agreements outstanding under any stock option plan approved by the Board of Directors of the Company). None of the officers, directors or shareholders of the Company, or any members of their immediate families, are indebted to the Company or have any direct or indirect ownership interest in any firm or corporation with which the Company is affiliated or with which the Company has a business relationship, or any firm or corporation which competes with the Company, except that officers, directors and/or shareholders of the Company may own stock in publicly traded companies which may compete with the Company. No officer, director or shareholder, or any member of their immediate families, is, directly or indirectly, interested in any Applicable Contract (other than as relates to any such person's ownership of capital stock or other securities of the Company). Except as may be disclosed in the Financial Statements, the Company is not a guarantor or indemnitor of any indebtedness of any other person, firm or corporation.

         3.9 CHANGES. Since the Statement Date, there has not been:

                  (a) Any change in the assets, liabilities, financial condition or operations of the Company from that reflected in the Financial Statements, other than changes in the Ordinary Course of Business, none of which individually or in the aggregate has had or is expected to have a material adverse effect on the assets, liabilities, financial condition, operations or prospects of the Company;

                  (b) With the exception of the Vice President of Manufacturing, any resignation or termination of any officer or key employee of the Company; and the Company, to the best of its Knowledge, does not know of the impending resignation or termination of employment of any such officer or key employee;

                  (c) Any material change in the contingent obligations of the Company by way of guaranty, endorsement, indemnity, warranty or otherwise;

                  (d) Any damage, destruction or loss, whether or not covered by insurance, materially and adversely affecting the properties, business or prospects or financial condition of the Company;

                  (e) Any waiver by the Company of a material right or of a material debt owed to it;

                  (f) Any direct or indirect loans made by the Company to any shareholder, employee, officer or director of the Company, other than advances made in the Ordinary Course of Business;

                  (g) Any material change in any compensation arrangement or agreement with any employee, officer, director or shareholder;

                  (h) Any declaration or payment of any dividend or other distribution of the assets of the Company;

                  (i) Any labor organization activity;

                  (j) Any debt, obligation or liability incurred, assumed or guaranteed by the Company, except those for immaterial amounts and for current liabilities incurred in the Ordinary Course of Business;

                  (k) Any sale, assignment or transfer of any patents, trademarks, copyrights, trade secrets or other intangible assets other than licenses entered into in the Ordinary Course of Business;

                  (l) Any changes in any Applicable Contract which materially and adversely affects the business, assets, liabilities, financial condition, operations or prospects of the Company;

                  (m) Any other event or condition of any character, to the Knowledge of the Company that, either individually or cumulatively, has materially and adversely affected the business, assets, liabilities, financial condition, operations or prospects of the Company; or

                  (n) Any arrangements or commitment by the Company to do any of the acts described in subsection (a) through (m) above.

         3.10 TITLE TO PROPERTIES AND ASSETS; LIENS, ETC. The Company has good and marketable title to its properties and assets, the properties and assets reflected in the most recent balance sheet included in the Financial Statements, and good title to its leasehold estates, in each case subject to no Encumbrance, other than (a) those resulting from taxes which have not yet become delinquent,

(b) Encumbrances reflected in the Financial Statements or which do not materially detract from the value of the property subject thereto, and (c) those that have otherwise arisen in the Ordinary Course of Business. All facilities, machinery, equipment, fixtures, vehicles and other properties owned, leased or used by the Company are in good operating condition and repair and are reasonably fit and usable for the purposes for which they are being used. The Company is in compliance with all material terms of each lease to which it is a party or is otherwise bound.

         3.11 PATENTS AND TRADEMARKS. The Company owns or possesses patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes which constitutes sufficient legal rights necessary for its business as now conducted and as presently proposed to be conducted, without any known infringement of the rights of others. The Company is not bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes of any other person or entity other than such licenses or agreements arising from the purchase or sale of "off the shelf" or standard products or as arose in the Ordinary Course of Business. The Company has not received any communications alleging that the Company has violated or, by conducting its business as presently proposed, would violate any of the patents, trademarks, service marks, trade names, copyrights or trade secrets or other proprietary rights of any other person or entity. The Company is not aware that any of its employees is obligated under any Contract, or subject to any order, that would interfere with their duties to the Company or that would conflict with the Company's business as presently proposed to be conducted. Neither the execution nor delivery of this Agreement, nor the carrying on of the Company's business by the employees of the Company, nor the conduct of the Company's business as presently proposed, will, to the Company's Knowledge, conflict with or result in a breach of the terms, conditions or provisions of, or constitute a default under, any Contract under which any employee is now obligated. The Company does not believe it is or will be necessary to utilize any inventions, trade secrets or proprietary information of any of its employees made prior to their employment by the Company, except for inventions, trade secrets or proprietary information that have been assigned to the Company.

         3.12 COMPLIANCE WITH OTHER INSTRUMENTS.

                  (a) The Company is not in violation or default of any term of its Organizational Documents, or of any provisions of any mortgage, indenture, contract, agreement, instrument or contract to which it is party or by which it is bound or of any judgment, decree, order or writ. The execution, delivery and performance of and compliance with this Agreement, and the issuance and sale of the Common Stock pursuant hereto will not, with or without the passage of time or giving of notice, result in any such violation, or be in conflict with or constitute a default under any such term, or result in the creation of any Encumbrance upon any of the properties or assets of the Company or the suspension, revocation, impairment, forfeiture or nonrenewal of any permit, license, authorization or approval applicable to the Company, its business or operations or any of its assets or properties.

                  (b) The Company has avoided every condition, and has not performed any act, the occurrence of which would result in the Company's loss of any right granted under any Applicable Contract.

         3.13 LITIGATION. Other than as set forth in Schedule 3.13 attached hereto and incorporated herein by this reference, there is no action, suit, proceeding or investigation pending or to the Company's Knowledge currently Threatened against the Company that questions the validity of this Agreement or the right of the Company to enter into this Agreement, or to consummate the transactions contemplated hereby, or which might result, either individually or in the aggregate, in any material adverse change in the assets, condition, affairs or prospects of the Company, nor is the Company aware that there is any basis for any of the foregoing. The foregoing includes, without limitation, actions pending or threatened (or any basis therefor known to the Company) involving the prior employment of any of the Company's employees, their use in connection with the Company's business of any information or techniques allegedly proprietary to any of their former employers, or their obligations under any agreements with prior employers. The Company is not a party or subject to the provisions of any order, writ, judgment or decree of any court or government agency or instrumentality. There is no action, suit, proceeding or investigation by the Company currently pending or which the Company intends to initiate.

         3.14 TAX RETURNS AND PAYMENTS. All federal, state, local and foreign tax returns and reports required to be filed by the Company have been filed, and all taxes, interest, assessments or deficiencies, fees and other governmental charges upon the Company, or upon any of its properties, income or franchises, shown in such returns and on assessments received by the Company to be due and payable or claimed to be due and payable by any Governmental Body, have been paid. The Company has not executed or filed with any taxing authority any agreement, waiver or consent for the extensions of the period for assessment or collection of any taxes or the audit of any tax returns or reports. The Company is not a party to any pending action or proceeding, nor, to the Knowledge of the Company, is any such action or proceeding Threatened by any Governmental Body for the assessment or collection of taxes, interest, penalties, assessments or deficiencies, and no claim for assessment of collection of taxes, interest, penalties, assessments or deficiencies has been asserted against the Company. No issue has been raised by any federal, state, local or foreign taxing authority in connection with an audit or examination of the tax returns, reports, business or properties of the Company which has not been settled or resolved. The Company has not agreed to extend the statute of limitations with respect to any tax period or the review or audit of any tax return. The Company has not made or agreed (or been required) to make any adjustment or change in accounting method. No material special charges, penalties, fines or Encumbrances have been asserted against the Company with respect to the payment or failure to pay any taxes which have not been paid or received without further liability to the Company. Proper and accurate amounts have been withheld by the Company from its employees for all periods in compliance with the withholding provisions of applicable federal, state and local tax laws.

         3.15 EMPLOYEES. The Company has no collective bargaining agreements with any of its employees. There is no labor union organizing activity pending or, to the Company's Knowledge Threatened with respect to the Company. To the Company's Knowledge, no employee of the Company, nor any consultant with whom the Company has contracted, is in violation of any term of any Contract relating to the right of any such individual to be employed by, or to contract with, the Company; and to the Company's Knowledge the continued employment by the Company of its present employees, and the performance of the Company's Contracts with the independent contractors, will not result in any such violation. The Company has not received any notice alleging that any such violation has occurred. The Company is not aware that any officer or key employee, or that any group of key employees, intends to terminate his, her or their employment with the Company, nor does the Company have a present intention to terminate the employment of any officer, key employee or group of key employees.

         3.16 OBLIGATIONS OF MANAGEMENT. Each officer of the Company is currently devoting one hundred percent (100%) of his or her business time to the conduct of the business of the Company. The Company is not aware that any officer or key employee of the Company is planning to work less than full time at the Company in the future. No officer or key employee is currently working or, to the Company's Knowledge, plans to work for a competitive enterprise, whether or not such officer or key employee is or will be compensated by such enterprise.

         3.17 VOTING RIGHTS.

                  To the Company's Knowledge, no shareholder of the Company has entered into any agreement with respect to the voting of equity securities of the Company.

         3.18 COMPLIANCE WITH LAWS; PERMITS. Other than as set forth in Schedule 3.18:

                  (a) The Company, to its Knowledge, is not in violation of any applicable statute, rule, regulation, order or restriction of any domestic or foreign government or any instrumentality or agency thereof in respect of the conduct of its business or the ownership of its properties which violation would materially and adversely affect the business, assets, liabilities, financial condition, operations or prospects of the Company.

                  (b) No governmental orders, permissions, consents, approvals or authorizations are required to be obtained and no registrations or declarations are required to be filed in connection with the execution and delivery of this Agreement and the issuance of the Common Stock, except such as has been duly and validly obtained or filed, or with respect to any filings that must be made after the Closing, as will be filed in an timely manner.

                  (c) The Company has all franchises, permits, licenses and any similar authority necessary for the conduct of its business as now being conducted by it the lack of which could materially and adversely affect the business, properties, prospects or financial condition of the Company and believes it can obtain, without undue burden or expense, any similar authority for the conduct of its business as planned to be conducted.

         3.19 ENVIRONMENTAL AND SAFETY LAWS. The Company, to its Knowledge after reasonable investigation, is not in violation of any applicable statute, law or regulation relating to the environment or occupational health and safety, and no material expenditures are or will be required in order to comply with any such existing statute, law or regulation. Other than calcium oxide, no Hazardous Materials (as defined below) are used or have been used, stored or disposed of by the Company or, to the Company's Knowledge after reasonable investigation, by any other person or entity on any property owned, leased or used by the Company. For the purposes of the preceding sentence, "Hazardous Materials" shall mean materials which are listed or otherwise defined as "hazardous" or "toxic" under any applicable local, state, federal and/or foreign laws and regulations that govern the existence and/or remedy of contamination on property, the protection of the environment from contamination, the control of hazardous wastes, or other activities involving hazardous substances.

         3.20 OFFERING VALID. Assuming the accuracy of the representations and warranties of Buyer contained in Section 4 hereof, the offer, sale and issuance of the Common Stock will be exempt from the registration requirements of the Securities Act, and will have been registered or qualified, or are exempt from registration and qualification, under the registration, permit or qualification requirements of all applicable state securities laws. Neither the Company nor any agent on its behalf has solicited or will solicit any offers to sell or has offered to sell or will offer to sell all or any part of the Common Stock to any person or persons so as to bring the sale of such Common Stock by the Company within the registration provisions of the Securities Act or any state securities laws.

         3.21 FULL DISCLOSURE. The Company has provided Buyer with all information requested by Buyer in connection with their respective decisions to purchase the Common Stock, including all information the Company believes is reasonably necessary to make such investment decision. Neither this Agreement, the Exhibit(s) and Schedule(s) hereto, nor any other document delivered by the Company to Buyer or its attorneys or agents in connection herewith or with the transactions contemplated hereby, contain any untrue statement of a material fact, nor, to the Company's Knowledge, omit to state a material fact necessary in order to make the statements contained herein or therein not misleading. Notwithstanding the foregoing, all forward-looking information provided to Buyer was prepared by the management of the Company in a good faith effort to describe the Company's presently proposed business and products and the markets therefore. The assumptions applied in preparing such forward-looking material appeared reasonable to management as of the date thereof; however, there is no assurance that these assumptions will prove to be valid or that the objectives set forth in such forward-looking material will be achieved.

         3.22 MINUTE BOOKS. The minute books of the Company made available to Buyer contain a complete summary of all meetings of directors and shareholders for which minutes were prepared since the time of incorporation and reflect all material actions by the directors or shareholders.

         3.23 INSURANCE. The Company has fire and casualty insurance policies with coverage customary for companies similarly situated to the Company. Each such policy is in full force and effect with all premiums due thereon paid.

         3.24 BROKERS OR FINDERS. Except for a finder's fee payable to Aura (Pvt.) Ltd., neither Ontro nor its officers or agents have incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement. Ontro will indemnify and hold Buyer and the other parties hereto harmless from any such payment alleged to be due by or through Ontro as a result of the action of Ontro or its officers or agents.

                                    SECTION 4
                     REPRESENTATIONS AND WARRANTIES OF BUYER

         Buyer represents and warrants to Ontro as follows:

         4.1 ORGANIZATION, GOOD STANDING AND QUALIFICATION. Buyer is an individual or a corporation or other entity duly organized, validly existing and in good standing under the laws of the State of its formation. Buyer has all requisite power and authority to execute and deliver this Agreement, and to carry out the provisions of this Agreement.

         4.2 AUTHORIZATION; BINDING OBLIGATIONS. All action on the part of Buyer its general partners and limited partners or persons serving similar functions necessary for the authorization of this Agreement and the performance of all obligations of Buyer hereunder at the Closing and the purchase and receipt of the Common Stock has been taken or will be taken prior to the Closing. This Agreement is a valid and binding obligation of Buyer enforceable in accordance with its terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights, and (b) general principles of equity that restrict the availability of equitable remedies.

         4.3 DISCLOSURE. No representation or warranty of Buyer in this Agreement omits to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which they were made, not misleading.

         4.4 BROKERS OR FINDERS. Other than its agreement with Buyer dated January 19, 2001, Buyer and its officers and agents have not incurred any obligation or liability, contingent or otherwise, for brokerage or finders' fees or agents' commissions or other similar payment in connection with this Agreement. Buyer will indemnify and hold Ontro and the other parties hereto harmless from any such payment alleged to be due by or through Buyer as a result of the action of Buyer or its officers or agents.

         4.5 INVESTMENT MATTERS. The Common Stock to be issued to Buyer hereunder will be acquired for its own account and not on behalf of any other Person, and all such securities are being acquired by Buyer for investment purposes only and not with a view to, or for sale in connection with, any resale or distribution of such securities. Buyer has had the opportunity to ask questions and receive answers from Ontro concerning Ontro, and has, to its Knowledge, been furnished with all of the information about Ontro which it has requested. Buyer is an "accredited investor" as defined in Rule 501(a) of the Securities Act, and to its Knowledge has been fully appraised of all facts and circumstances necessary to permit it to make an informed decision about acquiring such securities, has sufficient knowledge and expertise in business and financial matters that it is capable of evaluating the merits and risk of the investment in such securities, and has the capacity to protect its own interests in connection with the transactions contemplated by this Agreement. Buyer has been advised by Ontro and understands that (a) the securities to be issued hereunder will not be registered under any securities laws, including without limitation, the securities laws of the United States or any other jurisdiction, (b) such securities must be held indefinitely unless and until they are subsequently registered or an exemption from registration becomes available, (c) except as otherwise provided in this Agreement, Ontro is under no obligation to register such securities, (d) the securities shall bear appropriate restrictive legends, (e) Ontro shall have the right to place stop transfer orders against the securities, and (f) such securities shall be "restricted securities" under Rule 144 of the Securities Act.

                                    SECTION 5
                               GENERAL PROVISIONS

         5.1 EXPENSES. Each party to this Agreement will bear its respective expenses incurred in connection with the preparation, execution and performance of this Agreement and the transactions contemplated hereby, including all fees and expenses of agents, Representatives, counsel and accountants.

         5.2 PUBLIC ANNOUNCEMENTS. Any public announcement or similar publicity with respect to this Agreement or the transactions contemplated hereby will be issued, if at all, at such time and in such manner as Ontro and Buyer shall mutually agree, subject to the requirements of applicable law.

         5.3 CONFIDENTIALITY. The terms of this Agreement, as well as any information regarding the parties hereto, including the transactions contemplated hereby in any form, trade secrets, formulas, processes, know-how, data, test data or results, designs, drawings, costs, efficiency rates, price lists, financial information and any information regarding or relating to other parties with whom either party may have agreements or other business relations is deemed "Confidential Information" Buyer and Ontro and each of them hereby agree to be bound by each and every term and condition set forth below. With regard to Confidential Information (oral or written or both), Buyer and Ontro, on their own behalf and on behalf of each and every one of their respective partners, employees, agents and Representatives agree that such Confidential Information shall not be disclosed or used in any manner without the express prior written consent of Buyer and Ontro unless required by legal process or applicable regulatory requirements. Buyer and Ontro, on their own behalf and on behalf of each of their respective partners, employees, agents and Representatives agree:

                  (a) not to use the Confidential Information except for the sole purpose of evaluating said information in connection with the potential transactions contemplated by this Agreement;

                  (b) to treat all Confidential Information with the utmost level of security and to not disclose or exploit it in any form, directly or indirectly, partially or completely, commercially or otherwise;

                  (c) to cause all parties to whom it is deemed necessary to disclose Confidential Information to fulfill the business purpose of this Agreement, to execute an agreement approved by all parties and containing corresponding confidential obligations; and

                  (d) to not disclose the Confidential Information to others without the express prior written consent of Buyer and Ontro.

         5.4 NOTICES. All notices, consents, waivers and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand (with written confirmation of receipt), (b) sent by facsimile (with written confirmation of receipt), provided that a copy is mailed by certified mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and facsimile numbers set forth set forth below, or to such other addresses and facsimile numbers as a party may designate by notice to the other parties:

Ontro:                     Ontro, Inc.
                           13250 Gregg Street
                           Poway, California  92064

Attention:                 Kevin A. Hainley

Facsimile No.:             (858) 513-7061
Telephone No.:             (858) 486-7200

with a copy to:            Fisher Thurber LLP
                           4225 Executive Square, Suite 1600
                           La Jolla, California  92037

Attention:                 David A. Fisher

Facsimile No.:             (858) 535-1616
Telephone No.:             (858) 535-9400

Aura (Pvt.) Ltd.:          Aura (Pvt.) Ltd.
                           c/o Saied Kashani
                           800 West First Street, Suite 2605
                           Los Angeles, CA 90012

Attention:                 Saied Kashani

Facsimile No.:             (801) 457-9605

Tax Id. No./SS#:  ____________________

         5.5 JURISDICTION; SERVICE OF PROCESS. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against any of the parties only in the courts of the State of California, County of San Diego, or, if it has or can acquire jurisdiction, in the United States District Court for the Southern District of California, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on any party anywhere in the world.

         5.6 FURTHER ASSURANCES. The parties agree (a) to furnish upon request to each other such further information, (b) to execute and deliver to each other such other documents, and (c) to do such other acts and things, all as the other party may reasonably request for the purpose of carrying out the intent of this Agreement and the documents referred to in this Agreement.

         5.7 WAIVER. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by any party in exercising any right, power or privilege under this Agreement or the documents referred to in this Agreement will operate as a waiver of such right, power or privilege, and no single or partial exercise of any such right, power or privilege will preclude any other or further exercise of such right, power or privilege or the exercise of any other right, power or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement or the documents referred to in this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement or the documents referred to in this Agreement.

         5.8 ASSIGNMENTS, SUCCESSORS AND NO THIRD-PARTY RIGHTS. No party may assign any of its rights under this Agreement without the prior consent of the other parties. Subject to the preceding sentence, this Agreement will apply to, be binding in all respects upon, and inure to the benefit of the successors and permitted assigns of the parties. Nothing expressed or referred to in this Agreement will be construed to give any Person other than the parties to this Agreement any legal or equitable right, remedy or claim under or with respect to this Agreement or any provision of this Agreement. This Agreement and all of its provisions and conditions are for the sole and exclusive benefit of the parties to this Agreement and their successors and assigns.

         5.10 SEVERABILITY. If any provision or portion thereof of this Agreement is determined to be invalid or unenforceable, the provision or portion shall be deemed to be severable from the remainder of this Agreement and shall not cause the invalidity or unenforceability of the remainder of this Agreement.

         5.11 SECTION HEADINGS, CONSTRUCTION. The headings of Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

         5.12 GOVERNING LAW. This Agreement will be governed by the laws of the State of California without giving effect to any principle or doctrine regarding conflicts of laws.

         5.13 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.

                            (SIGNATURE PAGE FOLLOWS)

         IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.

                                       ONTRO, INC.
                                       A CALIFORNIA CORPORATION

                                       By: /S/ JAMES A. SCUDDER
                                           -------------------------------------
                                           James A. Scudder,
                                           President and Chief Executive Officer

                                       ON BEHALF OF:

                                       AURA (PVT.) LTD.
                                       A PAKISTANI CORPORATION

                                       By: /S/ MIR SAIED KASHANI
                                           -------------------------------------
                                            Name: Mir Saied Kashani
                                            Title: Agent

                                    EXHIBIT A
                               DISCLOSURE SCHEDULE

                                      NONE