Form 10QSB
period 2001-09-30
ONTRO INC
filed 2001-11-13
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period ended SEPTEMBER 30, 2001

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

As of November 2, 2001 there are 8,820,017 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]      No [X]

                                   ONTRO, INC.
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements
                    Consolidated Balance Sheets                                3
                    Consolidated Statements of Operations                      4
                    Consolidated Statements of Cash Flows                      5
                    Notes to Consolidated Financial Statements                 6

         Item 2 - Management's Discussion and
                  Analysis or Plan of Operation                                7

PART II OTHER INFORMATION

         Item 1 - Legal Proceedings                                           16

         Item 2 - Changes in Securities                                       16

         Item 3 - Defaults upon Senior Securities                             16

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                            16

         Item 5 - Other Information                                           17

         Item 6 - Exhibits and Reports on Form 8-K                            17

Signatures                                                                    17

                          PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                             ONTRO, INC.
                                  (A Development Stage Enterprise)
                                     Consolidated Balance Sheets

                                                                            September 30,   December 31,
                                                                                2001            2000
                                                                            -------------   -------------
                                      ASSETS                                 (unaudited)
Current assets:
     Cash and cash equivalents                                              $        500         480,300
     Prepaid expenses and other current assets                                   113,600         112,700
                                                                            -------------   -------------
          Total current assets                                                   114,100         593,000

Property and equipment, net                                                    2,523,800       3,110,300
Deposits and other assets                                                         19,100          19,100
Intangible assets, net                                                           400,100         391,600
                                                                            -------------   -------------
                                                                            $  3,057,100       4,114,000
                                                                            =============   =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                $    345,900         355,800
    Current portion of capital lease obligations                                   3,400           3,100
                                                                            -------------   -------------
          Total current liabilities                                              349,300         358,900

Issuable common stock                                                             50,700              --
Capital lease obligations, excluding current portion                               5,700           8,300
Accrued rent                                                                      25,100          28,000
                                                                            -------------   -------------
          Total liabilities                                                      430,800         395,200
                                                                            -------------   -------------

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized, no shares
       issued                                                                         --              --
     Common stock, no par value, 20,000,000 shares authorized;
       8,344,423 and 6,721,070 shares issued and outstanding as of
       September 30, 2001 and December 31, 2000, respectively                 19,243,300      17,628,100
     Additional paid-in capital                                                1,157,800       1,157,800
     Deficit accumulated during the development stage                        (17,763,000)    (15,033,000)
     Deferred compensation                                                       (11,800)        (34,100)
                                                                            -------------   -------------
          Total shareholders' equity                                           2,626,300       3,718,800
                                                                            -------------   -------------

                                                                            $  3,057,100       4,114,000
                                                                            =============   =============

                     See accompanying notes to consolidated financial statements



                                                       ONTRO, INC.
                                            (A Development Stage Enterprise)

                                          Consolidated Statements of Operations
                                                       (unaudited)

                                                For the three months           For the nine months      From inception
                                                 ended September 30,            ended September 30,    (November 8, 1994)
                                             ---------------------------   ---------------------------  to September 30,
                                                2001            2000           2001           2000           2001
                                             ------------   ------------   ------------   ------------   ------------
Revenues                                     $    33,700          3,000         77,000         13,000        133,100
                                             ------------   ------------   ------------   ------------   ------------
Operating expenses:
     Research and development                    478,400        676,400      1,638,500      1,930,400      8,219,900
     Marketing, general and administrative       377,100        539,900      1,175,700      1,429,700      9,973,100
                                             ------------   ------------   ------------   ------------   ------------
          Total operating expenses               855,500      1,216,300      2,814,200      3,360,100     18,193,000
                                             ------------   ------------   ------------   ------------   ------------

Other income (expense):
     Interest expense                               (900)        (1,700)        (2,600)        (6,500)      (492,000)
     Interest income                               1,900         21,600          9,800        102,200        788,900
                                             ------------   ------------   ------------   ------------   ------------
          Total other income (expense)             1,000         19,900          7,200         95,700        296,900
                                             ------------   ------------   ------------   ------------   ------------
          Net loss                           $  (820,800)    (1,193,400)    (2,730,000)    (3,251,400)   (17,763,000)
                                             ============   ============   ============   ============   ============
      Basic and diluted net loss per share   $     (0.10)         (0.18)         (0.35)         (0.49)
                                             ============   ============   ============   ============

Weighted average shares
outstanding                                    8,336,880      6,674,213      7,808,663      6,650,304
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


                                             ONTRO, INC.
                                  (A Development Stage Enterprise)
                                Consolidated Statements of Cash Flows
                                             (unaudited)

                                                                    For the nine months ended   From inception
                                                                          September 30,       (November 8, 1994)
                                                                  ---------------------------  to September 30,
                                                                      2001           2000           2001
                                                                  ------------   ------------   ------------
 Cash flows from operating activities:
     Net loss                                                     $(2,730,000)    (3,251,400)   (17,763,000)
     Adjustments to reconcile net loss to cash used in
         operating activities, excluding effect of acquisition:
       Depreciation and amortization                                  692,500        690,300      2,605,500
       Amortization of deferred financing costs                            --             --        195,800
       Issuance of common stock for services                           55,000         97,700        434,400
       Compensation for stock options and certain
         warrants                                                      22,300         94,200        898,100
       Decrease (increase) in prepaid expenses and other
         current assets                                                  (900)       107,800       (113,600)
       (Increase) decrease in deposits and other assets                    --         13,900        (19,100)
       Increase (decrease) in accounts payable and accrued
         liabilities                                                   (9,900)         1,400        323,900
       Increase in accrued rent                                        (2,900)         7,600         25,100
                                                                  ------------   ------------   ------------
          Net cash used in operating activities                    (1,973,900)    (2,238,500)   (13,412,900)
                                                                  ------------   ------------   ------------
 Cash flows from investing activities:
     Acquisition of business                                               --             --       (481,200)
     Payments for intangible assets                                   (29,200)       (20,100)      (374,400)
     Purchase of property, equipment and leasehold
      improvements                                                    (85,300)       (65,500)    (4,828,800)
     Purchase of investments held to maturity                              --     (1,089,400)   (16,372,100)
     Proceeds from sale of investments held to maturity                    --     (1,782,900)   (16,373,100)
                                                                  ------------   ------------   ------------
     Net cash provided by (used in) investing activities             (114,500)       607,900     (5,683,400)
                                                                  ------------   ------------   ------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock, warrants           1,560,200             --     19,608,200
     Net proceeds from issuable common stock                           50,700             --         50,700
     Deferred offering costs                                               --             --       (349,300)
     Proceeds from notes payable                                           --             --      2,252,500
     Payments on notes payable                                             --        (68,000)    (2,252,500)
     Payments on capital lease obligations                             (2,300)       (27,300)      (212,800)
                                                                  ------------   ------------   ------------
          Net cash provided by (used in) financing activities       1,608,600        (95,300)    19,096,800
                                                                  ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                 (479,800)    (1,725,900)           500
Cash and cash equivalents, beginning of period                        480,300      2,848,800             --
                                                                  ------------   ------------   ------------
Cash and cash equivalents, end of period                          $       500      1,122,900            500
                                                                  ============   ============   ============
Supplemental disclosure of cash flow information -
     cash paid during the period for interest                     $     2,600          6,500        253,200
Supplemental disclosure of non-cash transactions:
     Equipment acquisitions under capital lease                   $        --             --        221,900
     Warrants issued in connection with debt                               --             --        195,800
Detail of acquisition:
     Patents acquired                                             $        --             --        105,300
     Liabilities assumed                                                   --             --        (22,000)
     Return of equity to IHI shareholders                                  --             --        397,900
                                                                  ------------   ------------   ------------
         Cash paid for acquisition                                $        --             --        481,200
                                                                  ============   ============   ============

                    See accompanying notes to consolidated financial statements

                                  ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes To Consolidated Financial Statements
                                   (unaudited)
                               September 30, 2001
THE COMPANY

         Ontro, Inc. (the "Company", "We" or "Ontro") is engaged in the research and development of self-heating containers. The Company has a unique proprietary technology which it has incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups, and alcoholic beverages.

         The Company is a development stage enterprise. Accordingly, the Company's operations have been directed primarily toward raising capital, marketing to potential customers, research and development, acquiring operating assets, and production of sample and prototype containers.

         Ontro, has been unprofitable and has generated limited revenues from the sale of products or services since inception. The Company expects to incur losses as it continues its development activities and pursues commercialization of its technologies. The future success of the Company is dependent upon its ability to develop, manufacture and market its products and, ultimately, upon its ability to attain future profitable operations.

BASIS OF PREPARATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 2001, and the results of operations for the three and nine month periods ended September 30, 2001 and 2000 and the cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for the period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in Ontro's Form 10-KSB for the year ended December 31, 2000.

         The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

ISSUABLE COMMON STOCK AND ACCRUED LIABILITIES

         During the first nine months of 2001 the Company received proceeds from investors for purchases of shares of Ontro common stock. At September 30, 2001 certificates for 63,344 shares had not been issued, and the proceeds received by the Company were classified as a long-term liability. Subsequent to September 30, 2001 the Company issued such share certificates, thus eliminating the liability and increasing common stock.

         Pursuant to an agreement dated May 22, 2001, and subsequently amended, the Company entered into an agreement to sell its common stock for no less than $0.80 a share to a related party. The Company received proceeds of $50,675 from the related party and at September 30, 2001 this amount is recorded as a long-term liability.

NET LOSS PER SHARE

         The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Basic net loss for the three and nine months ended September 30, 2001, includes 63,344 shares of issuable common stock included in Long term liabilities. Stock options and warrants totaling 3,239,755 and 6,471,967 shares were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2001 and 2000 respectively, as their effect is antidilutive.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS No. 143 are required to be applied during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for the Company to estimate the impact of adopting this statement at the date of this quarterly report.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Net loss for the three months ended September 30, 2001 was $820,800 or $0.10 per weighted average share outstanding, compared to a net loss of $1,193,400, or $0.18 per weighted average share outstanding for the same period in 2000. Net loss for the nine months ended September 30, 2001 was $2,730,000, or $0.35 per weighted average share outstanding compared to $3,251,400 or $0.49 per weighted average share outstanding in 2000. Net loss from inception (November 8, 1994) to September 30, 2001 was $17,763,000.

         During the three months ended September 30, 2001 and 2000 the Company earned revenues of $33,700 and $3,000, respectively. During the nine months ended September 30, 2001 and 2000 the Company earned revenues of $77,000 and $13,000, respectively. These revenues related to payments by customers for research and development services.

         Operating expenses were $855,500 and $1,216,300 for the three months ended September 30, 2001 and 2000 respectively. Operating expenses were $2,814,200 and $3,360,100 for the nine months ended September 30, 2001 and 2000, respectively.

         Research and development expenses decreased $198,000 to $478,400 for the three months ended September 30, 2001 from $676,400 for the same period in 2000 and decreased $291,900 to $1,638,500 for the nine month period ended September 30, 2001 compared to $1,930,400 in 2000. The decreases for the three and nine months ended September 30, 2001 are due to decreases in consulting fees, a decrease in salaries from a reduction in the work force, and reductions in various operating expenses including freight, utilities, repair and maintenance, and parts and supplies.

         Marketing, general and administrative expenses decreased $162,800 to $377,100 for the three months ended September 30, 2001 from $539,900 for the same period in 2000 and decreased $254,000 to $1,175,700 for the nine month period ended September 30, 2001 compared to $1,429,700 in 2000. The decreases for the three and nine months ended September 30, 2001 are due to decreases in fees paid to consultants, as well as decreases in salaries, legal fees, travel, and stock based compensation. However, the decreases were slightly offset by increased accounting fees and public reporting expenses.

         Interest expense was $900 for the three months ended September 30, 2001 compared to $1,700 for the same period in 2000 and was $2,600 for the nine months ended September 30, 2001 compared to $6,500 in 2000.

         Interest income was $1,900 for the three months ended September 30, 2001 compared to $21,600 for the same period in 2000 and was $9,800 for the nine months ended September 30, 2001, compared to $102,200 for the same period ending in 2000. Interest income continues to decrease as a result of a decreasing cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through public and private sales of equity securities, as well as short-term borrowings. As of September 30, 2001, the Company's cash and cash equivalents totaled $500. On September 28, 2001, Ontro shareholders approved the issuance of 2,000,000 shares of the Company's common stock at a price of $0.80 per share which will provide for $1.6 million of operating funds.

         Primary uses of cash and cash equivalents for the nine months ended September 30, 2001 included $1,973,900 for the Company's operations and working capital requirements, patent costs of $29,200, and purchase of equipment and leasehold improvements of $85,300. The Company plans to continue its policy of investing excess funds in short- and long-term investment-grade, interest-bearing instruments.

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

         The Company is seeking additional funding. During the nine months ended September 30, 2001 the Company sold 1,363,344 shares of common stock and issuable common stock for total proceeds of $1,610,700. The Company issued 150,930 shares of common stock upon exercise of an option for $200. The Company is continuing its efforts to sell common stock in private placement transactions in order to fund its current operations. There can be no assurance any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner, sell even greater amounts of its securities on terms that would likely be highly dilutive, or go out of business. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

                                  RISK FACTORS

CONTINUED LOSSES COULD CAUSE INSOLVENCY

         We have experienced operating losses in each fiscal period since our founding in 1994. As of September 30, 2001, we had a deficit accumulated in the development stage of approximately $17.8 million. We expect to incur additional operating losses through at least 2001 and possibly thereafter, and we have generated no significant revenues from operations. Absent the investment of additional capital, we may become insolvent and be forced to cease all operations before we can begin to generate profits from the sale of self-heating containers employing our technology.

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CAPITAL TO REMAIN IN BUSINESS

         We will be required to make substantial expenditures to continue existing marketing efforts and planned research and development. Our future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of our sales and marketing activities and the progress of our research and development activities, none of which can be predicted with certainty. We anticipate existing capital resources and the proceeds expected to be generated from one current agreement to purchase our securities will only be sufficient to meet our cash requirements until early 2002 at our current level of operations. We are seeking additional funding but cannot assure that it will be available on acceptable terms, or at all. Additional capital may be available only on terms that are highly dilutive to our existing shareholders. Moreover, if additional financing is not available, we may be required to reduce or suspend operations, seek an acquisition partner or go out of business. We have experienced in the past, and may continue to experience, operational difficulties and delays in product development due to working capital constraints.

         We do not have any established bank financing arrangements and do not expect to obtain bank financing in the foreseeable future. We intend to finance continued development and marketing activities through additional sales of securities as well as license agreements, distribution agreements, strategic alliances and other arrangements with third parties. There can be no assurance such securities will be purchased or such license, distribution, marketing, strategic, or other collaborative arrangements will be obtained, or that additional funds will be available at any price. If adequate funds are not available, we may be required to relinquish technology rights or go out of business. Our future cash requirements will be affected by the results of potential customers' market studies, collaborative relationships, if any, changes in the focus and direction of our research and development programs, competitive and technological advances, and other factors.

WE HAVE AGREED TO RESTRICT OUR MONTHLY EXPENSES

         Pursuant to an agreement with our largest shareholder, we have agreed to limit our monthly expenses to $230,000 during the term of such agreement. It is possible that for sound business reasons we may need to spend more than $230,000 in a given month during the term of the agreement. If the other party to the agreement does not agree to such increased expense, it is possible that the development of our business could be impeded.

WE HAVE NOT YET DEVELOPED A COMMERCIAL PRODUCT AND MAY PROVE UNABLE TO DO SO

         We are a development stage enterprise. None of our products have been placed in commercial production and we have not begun to generate operating revenues. Our first anticipated commercial product is a self-heating beverage container which will require successful completion of marketing studies and establishment of larger scale production facilities before it will likely be introduced in the marketplace in any significant number. We do not know if we will be able to develop and profit from the self-heating beverage container or any of our other potential products under development. We do not know when or if our target customers will begin to market their products in self-heating containers employing our technology.

         While we believe we are in the final stages of completing development of a self-heating beverage container, additional testing and improvement of the container is ongoing. Areas of continuing product development include, but are not limited to, heat transfer speed and efficiency; enabling heating of solids and thicker liquids, maintaining container structural integrity at higher temperatures; temperature control; and ease of use. We do not know when or if we will succeed in improving our integrated thermal containers in these areas. We have identified certain unusual circumstances where the self-heating container could over-heat and therefore fail to meet generally required reliability and quality standards for food and beverage products. We are researching different chemical formulations to increase the predictability of the heating reaction and simplify the manufacturing process.

WE DO NOT KNOW IF THE MARKET WILL ACCEPT OUR PRODUCT

         At the present time, no beverage manufacturer or distributor is selling any beverage in our self-heating container. We expect to derive substantially all future operating revenues from royalty payments, if any, by licensee manufacturers of our integrated thermal container technology. Consequently, we are entirely dependent on the successful introduction and commercial acceptance of this technology. Unless and until our integrated thermal containers are produced by licensee manufacturers in commercial quantities, and receive market acceptance from consumers, we will not likely have any significant operating revenues. Our ability to license our technology or sell self-heating containers will be substantially dependent on the results of certain market studies currently underway or to be conducted in the future. We do not know if such studies will indicate probable market acceptance sufficient to interest licensees to license our technology. It is unlikely we will survive as a going concern if our integrated thermal containers do not achieve significant market acceptance.

COMPETITORS MAY PROVE ABLE TO PRODUCE SUPERIOR SELF-HEATING CONTAINERS AT LOWER PRICES

         If integrated thermal containers are commercially accepted, the market for self-heating beverage and food containers is expected to be characterized by rapid technological advances, evolving industry standards, and frequent new product introductions and enhancements. The introduction by competitors of containers embodying integrated thermal technologies and the emergence of industry standards could render our technology and containers obsolete or unmarketable.

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

OUR PATENTS MAY BE INVALID OR WE MAY NOT BE ABLE TO ENFORCE OUR OTHER PROPERTY RIGHTS

         Our success may depend, in significant part, on patent protection for our technology, both in the United States and in foreign countries. We currently have several patents issued and additional patent applications pending in the United States.

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

WE MUST DEPEND EXCLUSIVELY ON LICENSEES AND OTHERS FOR MANUFACTURE, MARKETING, AND SALE OF PROPOSED PRODUCTS

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

OUR LIKELY COMPETITORS MAY HAVE MORE RESOURCES

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

WE NEED TO HIRE AND RETAIN KEY PERSONNEL

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

WE HAVE EXPOSURE TO FLUCTUATIONS IN PLASTIC RESIN PRICES

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

WE DO NOT HAVE LONG TERM SUPPLY AGREEMENTS FOR RAW MATERIALS OR COMPONENT PARTS

         We do not have any material agreements for the supply of raw materials or component parts used in the manufacture of our self-heating beverage container. We believe certain components can be obtained from numerous suppliers and as a result we are not currently dependent upon any single source of raw materials or components. However, if we or our licensee manufacturers were to experience interruption of, or delays in, delivery of raw materials or component parts, we or they might be unable to supply containers to potential customers or to conduct market research studies in a timely manner.

WE MAY INCUR ENVIRONMENTAL COSTS AND LIABILITIES

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

WE MAY INCUR LIABILITY FROM THE USE OF OUR PRODUCTS

         The use of our proposed containers by consumers may result in possible product liability claims against us if, among other things, such use results in personal injury or property damage. If found liable for any such claim, we may have insufficient resources to satisfy any damages awarded. We also may be unable to cause our customers to indemnify or insure us against such claims. We cannot presently determine that our insurance coverage will be adequate to protect us in the event of a successful claim. We also cannot guarantee that such insurance will be renewed in the future or that we will be able to obtain additional coverage should we determine it is in our best interest to do so.

OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE THE VALUE OF OUR COMMON STOCK

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

ISSUANCE OF PREFERRED STOCK COULD ADVERSELY AFFECT COMMON SHAREHOLDERS

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

OUR CHARTER DOCUMENTS LIMIT THE ABILITY TO ACQUIRE CONTROL OR REPLACE THE BOARD OF DIRECTORS

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

WE MAY BE DELISTED FROM NASDAQ RESULTING IN A LOSS OF LIQUIDITY FOR OUR COMMON STOCK

         While our Common Stock is currently listed on the Nasdaq SmallCap Market there can be no assurance we will meet the criteria for continued Nasdaq listing

         On August 24, 2001, we were notified that staff of The Nasdaq Stock Market, Inc. ("Nasdaq") had concluded that we violated Nasdaq listing rules when our Board appointed as directors two nominees of Aura (Pvt.) Ltd., a Pakistani corporation. The Nasdaq staff is currently reviewing our eligibility for continued listing on The Nasdaq Small Cap Market. As suggested by Nasdaq staff, we have submitted a plan to achieve and sustain compliance with all applicable listing requirements in order to retain our listing on The Nasdaq Small Cap Market. Toward that end, one of the two nominees of Aura (Pvt.) Ltd. has resigned as a director and we have revised our agreement with Aura (Pvt.) Ltd. to delete its right to nominate candidates for appointment to our Board. If our plan is not found sufficient by The Nasdaq Stock Market, Inc. staff, however, our common stock may be delisted from The Nasdaq Small Cap Market and we will appeal that decision to a Nasdaq Listing Qualifications Panel.

         Based on existing listing criteria, furthermore, a Nasdaq listing generally requires us to have total assets (excluding goodwill) which are $2,000,000 in excess of our total liabilities, plus have a minimum public distribution of 500,000 shares of Common Stock with a minimum of 300 public holders of 100 shares or more, a minimum bid price of $1.00 per share, and aggregate market value of publicly held shares of $1,000,000. During recent months, the minimum bid price on our common stock has been under $1.00 on a number of trading days. Although the market price of our common stock moved above $1.00, it could fall below $1.00 in the future and fail to rebound.

         Removal from the Nasdaq Small Cap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. Trading, if any, in the common stock would then be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to sell, or to obtain accurate quotations as to the price of, our common stock. There is no assurance we will be successful in maintaining our Nasdaq listing.

DISCLOSURES RELATING TO LOW PRICED STOCKS; POSSIBLE RESTRICTIONS ON RESALE OF LOW PRICED STOCKS AND ON BROKER-DEALER SALES; POSSIBLE ADVERSE EFFECT OF "PENNY STOCK" RULES ON LIQUIDITY FOR OUR SECURITIES

         If our common stock were delisted from Nasdaq at a time when we had net tangible assets of $2,000,000 or less, further transactions in our common stock would become subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the "Exchange Act"). Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell securities of unlisted issuers having net tangible assets of less than $2,000,000 to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with their spouses). For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, this Rule could affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock in the secondary market.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

         During the third quarter of 2001 the Board of Directors authorized the issuance of an aggregate of 13,071 shares of restricted common stock to the Company's legal counsel and certain consultants as consideration for a portion of legal counsel's monthly legal services and for consulting services. In addition during the third quarter of 2001 the Company sold 63,344 shares of the Company's common stock to a related party at $0.80 per share and will issue 3,167 shares as a commission pursuant to a finders' fee agreement with this investor. The Company relied upon the exemptions provided by Sections 4(2) and 3(b) of the Securities Act and Regulation D adopted by the SEC thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Shareholders of Ontro, Inc. was held on September 28, 2001.
         (b) At the 2001 Annual Meeting of Shareholders votes were cast on matters submitted to the shareholders, as follows:

         (1) The election of five directors:

         Nominee                          In Favor           Withheld
         --------                         --------           ---------

         James L. Berntsen               7,203,003             510,233
         Mir Saied Kashani               7,485,764             227,472
         Douglas W. Moul                 7,487,264             225,972
         James A. Scudder                7,212,003             501,233
         Carroll E. Taylor               7,487,264             225,972

         (2) Approval of the issuance of common stock and warrants.

             For           Against        Abstain        Non-Voters
             ---           -------        -------        ----------

          4,435,457        245,992        7,327          3,024,460

         (3) Approval of the selection of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2001

             For           Against        Abstain        Non-Voters
             ---           -------        -------        ----------

          7,712,416         220             600             0

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the nine months ended September 30, 2001.

         10.1 Exclusive Finder's Fee Agreement dated as of May 22, 2001 between the Company and Aura (Pvt.) Ltd.

         10.2 First Amendment of Exclusive Finder's Fee agreement dated as of August 30, 2001 between the Company and Aura (Pvt.) Ltd.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ONTRO, INC
                                    Registrant

         November 13, 2001          By: /s/ JAMES A. SCUDDER
                                    --------------------------------------
                                    James A. Scudder
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)

         November 13,  2001         By: /s/ KEVIN A. HAINLEY
                                    --------------------------------------
                                    Kevin A. Hainley
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)