Form 10KSB
period 2001-12-31
ONTRO INC
filed 2002-04-01
CIK 1037827

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

/X/   Annual report under section 13 or 15(d) of the Securities Exchange Act
 -    of 1934

                   For the Fiscal Year ended DECEMBER 31, 2001

/ /   Transition report under section 13 or 15(d) of the Securities Exchange
 -    Act of 1934

For the transition period from _______to _______.

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

Securities registered pursuant to Section 12(g) of the Act:   Common Stock no
                                                                 par value
                                                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No
    -------          -------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./ X /

State issuer's revenues for its most recent year:    $342,900

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock equity, as of a date within the past 60 days: $13,164,400 as of March 15, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date:
     As of March 1, 2002 :         Common Stock:              9,967,141

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format:
Yes               No    X
    -------          -------

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

OVERVIEW

         We have been engaged in the research and development of integrated thermal containers since our founding in 1994. We have a unique proprietary technology which we have incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups, and alcoholic beverages. These containers are similar to typical beverage containers in size and shape and are activated by the consumer to heat the contents within a few minutes. We seek to develop and expand a consumer market for remote and mobile heating of beverages and other products.

         Our products are still in development and are not currently sold commercially. Our first anticipated commercial product is a self-heating beverage container. This product requires final design improvements, testing, and marketing studies before it will be manufactured and marketed. We currently anticipate introducing this product into the commercial marketplace in 2002. Other potential products will require additional research and development before they will be ready for testing and further market studies. There can be no assurance these efforts will be successfully completed.

         We believe we are in the final stages of completing development of our self-heating beverage container. Production equipment is currently installed in order to complete additional testing and improvements to different aspects of the containers before the current demonstration models are intended to be put into commercial production. Additional refinements we anticipate completing include, but are not limited to, the areas of heat transfer, content related issues, heating control, timing and temperature ranges, appearance, and packaging. We cannot assure that we will successfully complete these refinements.

         We believe substantial market opportunities exist for the exploitation of our integrated thermal container technology. Conventional heating sources do not supply truly remote consumption due primarily to inconvenience and the inability of consumers to access these sources in a mobile environment. Demand for a product such as ours, we believe, is a logical result of society's ever-increasing mobility. Our self-heating containers are expected to meet the needs of commuters, mobile professionals, sports enthusiasts and other consumers without quick and convenient access to conventional heating sources.

         We intend to license our technology exclusively to major container manufacturers. We anticipate these licensee manufacturers will manufacture containers utilizing our technology in large commercial quantities for major food and beverage companies. Concurrently we have been working with a number of major food and beverage companies to assist and encourage them to develop products and marketing plans to introduce and distribute their products in containers manufactured by our manufacturing licensees utilizing our technology. Pursuant to existing and proposed license agreements our manufacturing licensees will pay us a royalty on the containers sold. We have entered into a license agreement with one major container manufacturer in the United States, and we have entered into a letter of intent with another in Europe. These agreements require the container manufacturer to work exclusively with us and to invest significant capital in the development of commercial manufacturing capacity upon receiving the initial significant purchase order from a major food and beverage company.

         We have conducted research activities since 1997 to determine market opportunities for our self-heating containers. This research includes a significant study by the BASES unit of the A.C. Nielsen completed in 1998 as well as our own internal focus group surveys, one-on-one consumer interviews and home-use tests of prototype containers. In addition, our prospective customers, including several of the largest food and beverage manufacturers and distributors in the world, have conducted market research on our self-heating containers for a number of years. For example, two of our prospective customers recently completed several research studies involving consumer reaction to their products delivered in our self-heating containers. This research involved interviews with individuals and focus groups as well as in-home testing by consumers. All market research to date of which we are aware, whether conducted by us or our potential customers, has confirmed our belief that substantial market opportunities exist for our integrated thermal container technology.

         We intend to become a leading provider of integrated thermal containers and related technology to food, beverage and other manufacturers. In order to do so we will have to complete the development of our proposed products so our licensees can successfully manufacture them and our sublicensees can market their products in containers using our technology.

         The Company's principal business strategies include:

TARGETING MAJOR FOOD AND BEVERAGE COMPANIES

         Our principal marketing strategy is to target major food and beverage companies to use the Ontro integrated thermal container technology with their branded products. These companies are expected to label, fill, market and distribute containers under their own brand names. We believe this approach should allow us to access these very large companies' established marketing, name brand and distribution capabilities without the high overhead costs of plant, equipment and labor.

         We believe our integrated thermal containers can assist food and beverage companies offering a value-added product to complement their existing product lines and assist such companies expanding their market share.

         To successfully implement this strategy, our containers will have to be well received in market tests so these food and beverage companies will be independently satisfied with the products and the market opportunity. There can be no assurance we will be able to complete these objectives. Preliminary market tests conducted by several of these large companies have been moving forward positively. We believe this strategy will be successful, but will require significant ongoing support from us for several fiscal quarters or longer.

LICENSING STRATEGY TO CONTAINER MANUFACTURERS

         Concurrently with seeking food and beverage companies who will market their branded products utilizing the Ontro technology, we have joined forces with two container manufacturers, and we will seek additional container manufacturers who will license the Ontro technology for the mass manufacturing of self-heating containers. We have signed a license agreement with Consolidated Container Company LLC ("CCC") who will be our licensee and will manufacture our containers for these large brand companies throughout North America. We have also signed a letter of intent with RPC Containers, Ltd. who intends to similarly manufacture and supply containers for such companies in Europe.

         We believe that our expertise lies in the research and development of this technology. Our facility currently supplies limited quantities of containers for additional research and for market testing by potential customers. If ongoing market research continues to support a conclusion by food and beverage companies that there is consumer demand for such a technology, we intend to rely on current and additional licensee container manufacturers to mass produce our self-heating containers.

DEVELOP INTEGRATED THERMAL TECHNOLOGY FOR OTHER APPLICATIONS

         We plan to complete additional research and development into designs and potential uses of integrated thermal containers for medical, pharmaceutical, health, and beauty products, as well as other potential industrial applications. We intend to utilize our expertise to identify market opportunities for our technology. There can be no assurance we will be able to complete the design and development of, or market any such integrated thermal containers.

         In December 2001, we completed a contract with the U.S. Army to develop self-heating technology in order to serve hot meals for Army troops in remote locations. We hope this is only the first phase in a multi-phase contract to develop and design self-heating containers for the U.S. military. Pursuant to its contract with the Army, we retain the rights to commercially license any technology developed by us for the U.S. military to all other users.

PRODUCTS

SELF-HEATING BEVERAGE CONTAINERS

         Our first product is a fully contained, disposable, self-heating beverage container similar in size and shape to an ordinary 16-ounce beverage can. The containers are being designed to be heated by pushing a button on the bottom of the container. Activating the heating mechanism by pressing the button causes the contents in the container, such as approximately nine ounces of coffee, soup, tea, hot chocolate or alcoholic beverage, to safely warm to a predetermined range of temperatures within a specified range of time periods. The container can then be opened by a typical style pop top for immediate consumption. At its current stage of development our initial proposed product has been manufactured and test marketed in limited quantities.

         We anticipate our product will continually be further refined and we will incorporate design improvements, as testing, and additional marketing studies dictate and that such design improvements will continue both before and after such products are introduced into the marketplace.

         Our proposed self-heating containers heat the contents inside the container through a patented and patent pending process developed by us. The process utilizes two separate compartments in the container. One compartment holds the beverage. The second compartment contains non-toxic heat activating ingredients and water which are segregated into two component areas.

         Pressing the button causes the water to be mixed with the active ingredients and heat develops from the resulting chemical reaction.

         We believe the key attributes of our technology are the following:

         EASE OF USE - This system is designed so that a consumer can activate the container merely by pushing a button; the contents are heated to a predetermined range of temperatures within a specified range of time periods.

         MINIMUM RETOOLING BY FILLERS - Our products are designed to be easily integrated into a beverage filler's existing production system. The current design of the self-heating container is similar to a 16 oz. beverage container, which configuration should allow fillers to integrate containers on an existing assembly line for filling without substantial modification or additions to their existing manufacturing processes.

         In addition our container is designed to be easily modified to provide heated contents at a pre-determined range of temperatures within a specified range of time periods.

         EASE OF DISPLAY BY RETAIL DISTRIBUTORS - The container's design is configured to allow distributors the ability to easily integrate the product in space and point of purchase displays at supermarkets and convenience stores without substantial modification to existing displays.

         PRICING - We have designed the product to be easily and simply manufactured with readily available components. We believe, and market studies completed to date indicate, consumers will be willing to pay the increased cost of such containers to obtain the convenience and flexibility they provide.

         USE OF NON-TOXIC MATERIALS - Our products utilize non-toxic, natural materials in the heating process. We believe consumers will be more likely to purchase our products if they are assured the beverage contents are not subject to toxic contamination from the heating source.

OTHER PROPOSED PRODUCTS

         We plan to develop similar containers of differing designs which may be able to be used for beverages or food. For example, we may develop a disposable self-heating baby bottle which could be pre-filled with formula and heated on demand. We plan on conducting additional research and development into designs and potential uses of integrated thermal containers for medical, pharmaceutical, health and beauty products, and other potential industrial applications.

         We believe we may be able to formulate differing active ingredients to enable the contents of its integrated thermal containers to be cooled. Currently we have not expended substantial research and development efforts toward this and have not produced any prototypes of a self-cooling container. While our patents also cover the self-cooling aspect, we believe our efforts are best focused on successful introduction of the self-heating technology.

         For the years ended December 31, 2001 and 2000, we expended $2,143,800 and $2,542,400 respectively, on research and development.

MARKETING

         Our principal marketing strategy is to continue to support our existing potential customers in ongoing market tests and to persuade additional major food and beverage companies to test their branded products using the Ontro integrated thermal container technologies. We have focused our marketing efforts on food and beverage companies who we believe may choose to package and sell containers including such contents as coffee, tea, hot chocolate, low-viscosity soups, and alcoholic beverages. We are targeting companies which have large operations in an effort to take advantage of their marketing and distribution capabilities and brand name recognition.

MANUFACTURING AND PRODUCTION

         We intend to license our patents to large container manufacturers. We believe this strategy could provide material benefits, including use of the greater manufacturing expertise of such companies, which could result in substantial reductions in container manufacturing costs. We have entered into one license agreement and one letter of intent to license our technology. Licensees would be responsible for purchasing the raw materials and manufacturing the containers. There can be no assurance licensees will build the facilities necessary to mass manufacture self-heating containers.

         Our present facility is dedicated to research and development and to manufacturing and assembling self-heating containers in limited quantities. The purpose of our manufacturing and assembly facility is to demonstrate the commercial viability of the manufacturing processes, to supply enough self-heating containers for additional testing and market studies, and to produce self-heating beverage containers for market testing with major food and beverage companies. We may, on a limited basis, fill the contents of containers at our facility. Our semi-automated production facility is designed to allow most of the component parts of the self-heating beverage container to be manufactured on our premises. Certain components, including the activation device, are purchased from third party vendors. We believe our production facility will assist commercialization efforts as it is anticipated such production efforts will assist in further refinement of our integrated thermal containers following future testing and marketing studies.

         We utilize the blow-molding process to produce the main component of the self-heating beverage containers. In the blow-molding process pellets of plastic resins of different types are heated and extruded into a multi-layer tube of plastic. A two-piece metal mold is then closed around the plastic tube and high pressure air is blown into it causing a plastic container to form in conformance to the mold's shape. We believe the blow-molding method is an established process in the plastic beverage container industry.

         To ensure contents are able to be stored for long periods without benefit of refrigeration, we have refined the design of our containers so they may be filled by the various sterilization processes generally in use today for food and beverage containers. The design of the containers allows them to be processed through most of the commonly used methods of sterilization which are necessary to obtain shelf stability.

RAW MATERIALS AND SUPPLIERS

         The primary raw materials used by us in the manufacture of our integrated thermal containers are plastic resins, calcium oxide, water, and foil seals. We believe all of the raw materials and component parts of our self-heating containers are readily available from numerous suppliers. We do not currently have agreements with any of our suppliers for the purchase of raw materials.

         We believe increases in the prices of raw materials should be able to be passed along by our licensees and customers and ultimately to the consumer. The inability to pass on increased raw material prices could have a material adverse impact on our business and financial condition.

         The primary plastic resins used by us are produced from petrochemical intermediates derived from products of the natural gas and crude oil refining processes. Natural gas and crude oil markets in the past have experienced substantial cyclical price fluctuations as well as other market disturbances, including shortages of supply and crises in some of the larger oil producing regions of the world. The capacity, supply, and demand for plastic resins and the petrochemical intermediates from which they are produced are also subject to cyclical and other market factors. Consequently, plastic resin prices may fluctuate as a result of natural gas and crude oil prices, as well as the capacity, supply and demand for resins and petrochemical intermediates.

PATENTS AND PROPRIETARY TECHNOLOGY

         Our integrated thermal container technology was developed by us and Insta-Heat, Inc. ("IHI") which is a wholly-owned subsidiary of Ontro.

         To date, we and our subsidiary have eight issued patents and three patent applications pending in the United States, each one relating to various aspects of the integrated thermal container technology (SCRB patent for SBCCOM and two patents on the self-heating container). Patent No. 5,461,867 was issued to IHI on October 31, 1995 and includes 39 claims regarding a container with an integral module for heating or cooling contents. Patent No. DES 371,513 was issued to IHI on July 9, 1996, and includes one claim regarding an end cap for a container. Patent No. 5,626,022 was issued to IHI on May 6, 1997, and is a continuation in part of Patent No. 5,461,867 and includes 25 claims regarding a container with an integral module for heating or cooling the contents. Patent No. 5,809,786 was issued to IHI on September 22, 1998 and is a continuation of Part of Patent No. 5,626,022 and includes seven claims regarding a container with an integral module for heating or cooling the contents. Patent No. 5,941,078 was issued to IHI on August 24, 1999, and is a continuation in part of Patent No. 5,809,786 and includes eight claims regarding a container with an integral module for heating or cooling the contents. Patent No. 5,979,164 was issued to IHI on November 9, 1999, and is a continuation in part of Patent No. 5,626,022 and includes four claims regarding a container with an integral module for heating or cooling the contents. Patent No. 6,178,753 was issued to IHI on January 30, 2001 and includes 11 claims regarding a container with self-heating module having liquid reactant and breakable reactant barrier at distal end of module. Patent No. 6,266,879 was issued on July 31, 2001, and includes four claims regarding the manufacturing of the self-heating container. There can be no assurance any patents will be issued to us as a result of our pending applications, or if issued, such patents combined with existing patents will be sufficiently broad to afford protection against competitors using similar technology. Our success will depend in large part on our ability to obtain patents for integrated thermal container technologies and related technologies, if any, to defend patents once obtained, to maintain trade secrets and to operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. We also have foreign patents accepted and pending for certain elements of the current and earlier designs of our integrated thermal containers and have received approval on certain of these applications.

         There can be no assurance any patents issued to IHI or us will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to us. Litigation over patent or other intellectual property claims could result in substantial costs to us. U.S. patents do not provide any remedies for infringement occurring before a patent is granted. Because patent rights are territorial we may not have an effective remedy against use of our patented technology in any country in which IHI or we do not, at the time, have an issued patent.

         Our commercial success may also depend upon avoiding the infringement of patents issued to competitors. If competitors prepare and file patent applications in the United States claiming technology also claimed as proprietary by us, we may be forced to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine the priority of the invention.

         Such proceedings could result in substantial costs to us, even if the outcome is favorable to us. An adverse outcome of such proceedings could subject us to significant liabilities to third parties and could require us to license disputed rights from third parties or cease using the infringing technology.

         We are aware of U.S. patents issued to third parties that broadly claim self-heating technology similar to ours. Although we believe our current and proposed activities do not and will not infringe upon these patents, there can be no assurance our belief would be affirmed in any litigation over any patent or our future technological developments will be outside the scope of these patents. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the PTO, so we cannot determine the inventions being claimed in pending patent applications filed by our potential competitors. U.S. patents do not provide remedies for infringement occurring before the patent is granted.

         We rely on certain technologies which are not patentable and are therefore potentially available to our potential competitors. We also rely on certain proprietary trade secrets and know-how which may not be patentable. Although we have taken steps to protect our unpatented technologies, trade secrets, and know-how, in part through the use of confidentiality agreements with certain employees, consultants, and contractors, there can be no assurance these agreements will not be breached, we would have adequate remedies for any breach, or our trade secrets will not otherwise become known or be independently developed or discovered by competitors.

TRADEMARKS

         We have two registered trademarks for the name "Ontro" and our company logo. IHI has two registered trademarks, "Anytime Anywhere" and "Insta-Heat."

COMPETITION

         We believe the market for integrated thermal containers is an emerging market. There can be no assurance there will be sufficient demand for a producer of such containers to profit therefrom. The plastic and beverage container industry is highly competitive and sensitive to changing consumer preferences and demands. We are aware of six firms that currently manufacture or market self-heating containers or products sold in self-heating containers. We believe two of these firms manufacture and market containers in the U.S. and the other four currently manufacture and market exclusively in foreign countries. We are not aware of any other current direct competition for self-heating containers in the U.S. marketplace.

         We believe the other competitors manufacture self-heating containers for beverages, meals, a single serving espresso, and hot sake. We believe each of the foreign firms holds one or more U.S. patents on their designs. We believe at least three of the known competitors use a reactant system similar to our proposed self-heating containers. We believe we have successfully demonstrated our self-heating containers can be used with the high volume requirements of large food and beverage manufacturers.

         We believe that in the future, competition among marketers of self-heating beverage containers who can meet the high volume requirements of the large food and beverage manufacturers will be based primarily on price, product safety, ease of use, quality, product recognition, access to distribution channels, product innovation, and packaging. Our competitive position will in part depend on our ability to anticipate innovations in integrated thermal container technology as well as changes in consumer preferences. If our integrated thermal containers are successfully received in the market, increased competition is probable. Increased competition is likely to result in price reductions, reduced operating margins, and loss of market share, any of which could materially and adversely affect our business, operating results, and financial condition. There can be no assurance we will be able to compete successfully, keep pace with technological developments, or have sufficient funds to invest in new technologies, products, or processes.

         There also can be no assurance companies in the food and beverage or container industry, or other companies, will not enter the market for integrated thermal containers with products that are superior to, less expensive, or which achieve greater market acceptance than our proposed containers. The majority of food and beverage and container manufacturers are substantially larger and more diversified than us; have substantially greater financial and marketing resources than us; have greater name recognition and distribution channels than us; and may have the ability to develop competitively priced integrated thermal containers.

LIABILITY INSURANCE

         Our proposed containers expose us to possible product liability claims if, among other things, the use of our proposed containers results in personal injury or property damage. There can be no assurance we will have sufficient resources to satisfy any liability resulting from such claims or will be able to cause our customers to indemnify or insure us against such claims. We intend to obtain increased product liability insurance prior to the commencement of commercial shipment of our products.

         There can be no assurance such insurance coverage will be adequate in terms and scope to protect us against material adverse effects in the event of a successful claim, or that such insurance will be renewed, or we will be able to acquire additional coverage when we deem it desirable to do so.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATIONS

         All of the currently projected uses for our integrated thermal containers in the United States presently fall under the authority of the United States Food and Drug Administration ("FDA") and the United States Department of Agriculture ("USDA"). The FDA regulates the material content of direct-contact food containers and packages, including certain thin wall containers manufactured by us. We expect that licensees or distributors will be responsible for filling the containers with beverages and complying with appropriate FDA regulations. We use approved resins and pigments in our direct-contact food products and believe our proposed containers will be in material compliance with all applicable FDA and USDA regulations.

         We, like all companies in the plastics industry, are also subject to federal, state, and local legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of additional environmental protection measures. We do not know of any legislation promulgated to date or similar initiatives that would, if enacted, have a material adverse effect on our business. There can be no assurance future legislative or regulatory enactments or other similar initiatives would not have a material adverse effect on our business, financial condition, and results from operations.

EMPLOYEES

         As of March 15, 2002, we employ 20 full-time employees. None of our employees are represented by a labor union or bound by a collective bargaining agreement. We do not anticipate hiring additional employees at this time.

                                  RISK FACTORS

CONTINUED LOSSES COULD CAUSE INSOLVENCY

         We have experienced operating losses in each fiscal period since our founding in 1994. As of December 31, 2001, we had a deficit accumulated in the development stage of approximately $18.3 million. We expect to incur additional operating losses through at least 2002 and possibly thereafter and we have generated no significant revenues from operations. Absent the investment of additional capital, we may become insolvent and be forced to cease all operations before we can begin to generate profits from the sale of self-heating containers employing our technology.

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

WE HAVE NOT YET DEVELOPED A COMMERCIAL PRODUCT AND MAY PROVE UNABLE TO DO SO

         We are a development stage enterprise. None of our products have been placed in commercial production and we have not begun to generate operating revenues from royalties. Our first anticipated commercial product is a self-heating beverage container which will require successful completion of marketing studies and establishment of larger scale production facilities before it will likely be introduced in the marketplace in any significant number. We do not know if we will be able to develop and profit from the self-heating beverage container or any of our other potential products under development. We do not know when or if our target customers will begin to market their products in self-heating containers employing our technology.

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

WE DO NOT KNOW IF THE MARKET WILL ACCEPT OUR PRODUCT

         At the present time, no beverage manufacturer or distributor is selling any beverage in our self-heating container. We expect to derive substantially all future operating revenues from royalty payments, if any, by licensee manufacturers of our integrated thermal container technology. Consequently, we are entirely dependent on the successful introduction and commercial acceptance of this technology. Unless and until our self-heating containers are produced by licensee manufacturers in commercial quantities and receive market acceptance from consumers, we will not likely have any significant operating revenues. Our ability to license our technology or sell self-heating containers will be substantially dependent on the results of certain market studies currently underway or to be conducted in the future. We do not know if such studies will indicate probable market acceptance sufficient to interest licensees to license our technology. It is unlikely we will survive as a going concern if our integrated thermal containers do not achieve significant market acceptance.

COMPETITORS MAY PROVE ABLE TO PRODUCE SUPERIOR SELF-HEATING CONTAINERS AT LOWER PRICES

         If self-heating containers are commercially accepted, the market for self-heating beverage and food containers is expected to be characterized by rapid technological advances, evolving industry standards, and frequent new product introductions and enhancements. The introduction by competitors of containers embodying integrated thermal technologies and the emergence of industry standards could render our technology and containers obsolete or unmarketable.

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

         We have filed foreign counterparts to certain of these applications in other countries. We intend to file additional applications as appropriate for patents covering one or more additional aspects of our container technology and related processes. There can be no assurance additional patents will be issued from any of the pending applications. Furthermore, the claims allowed on patents that have been issued or may be issued in the future may not be sufficiently broad to protect our technology from unlicensed use. One or more of our patents may be challenged, invalidated, or circumvented or may otherwise prove inadequate to protect our proprietary technology. In addition, any patents will be of limited duration. All United States patents issuing from patent applications filed June 8, 1995 or thereafter will have a term of 20 years from the date of filing. All United States patents in force before June 8, 1995 will have a term of the longer of: (i) 17 years from the date of issuance; or (ii) 20 years from the date of filing. All United States patents issuing from patent applications filed before June 8, 1995 will have a term equal to the longer of:
(i) 17 years from the date of issuance; or (ii) 20 years from the date of filing. All United States design patents have a 14 year life from the date of issuance.

         Our commercial success may also depend upon avoiding infringing on patents issued to competitors. If competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of invention. Such proceedings could result in substantial cost, even if the outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties and could require us to license disputed rights from third parties or cease using all or part of the licensed technology. We are aware of U.S. and foreign patents issued to third parties that broadly claim self-heating technology similar to our own. Although we believe our current activities do not infringe on these patents, we might be found liable for infringement in any litigation brought to enforce them. In addition it is possible that a future technological development by us could be held to fall within the scope of these patents. A U.S. patent application is maintained under conditions of confidentiality while the application is pending in the Patent and Trademark Office, so we cannot determine the inventions being claimed in pending patent applications filed by our potential competitors. Further, U.S. patents do not provide any remedies for infringement that occurred before the patent is granted.

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

WE MUST DEPEND EXCLUSIVELY ON LICENSEES AND OTHERS FOR MANUFACTURE, MARKETING, AND SALE OF PROPOSED PRODUCTS

         Our strategy is to license our integrated thermal technologies to container manufacturers. We intend to require our licensees to be responsible for the manufacture, marketing, and sale of the overwhelming majority of our products. We have equipment to manufacture self-heating beverage containers for testing and marketing studies and to sell limited quantities of certain self-heating containers to customers. We anticipate food and beverage producers will enter into contracts with our manufacturing licensees for the purchase of containers employing our technology. We have entered into one license agreement and one letter of intent with major container manufacturers, but at the present time they have not built commercial manufacturing capacity and they will not until significant initial purchase orders have been submitted by potential sublicensee beverage distributors. We may not be successful in implementing this strategy.

         We intend for food and beverage companies to market their proposed products in containers manufactured by our licensees. We will likely be required by the terms of such agreements to limit our control over some or all of the marketing and distribution aspects of the actual products. Consequently, we may not be able to maintain the intended quality standards of products utilizing our technology and manufactured by others. Any significant quality control problems could result in reduced market acceptance. We will probably not be able to remain in business if we do not license others to manufacture and distribute our technology upon satisfactory terms and conditions and such licensees thereafter successfully manufacture and market products utilizing our technology.

         Our future growth and profitability is expected to depend, in large part, on the success of our manufacturing and distribution licensees, if any, and others who may participate in the sale and marketing of our technologies. Success in marketing our containers will be substantially dependent on educating the targeted markets as to the distinctive characteristics and benefits of self-heating containers.

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

         Our potential growth and expansion may create a need for additional management and scientific personnel. Our inability to retain the services of such personnel could impair our growth and prospects for success. We currently rely on consultants and advisors to assist from time to time in reviewing our research and development projects and strategies. Most if not all of our consultants and advisors are self-employed or are employees of other companies and may have commitments that may prevent them from performing expanding roles in connection with any growth or expansion we may experience in the future.

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

WE DO NOT HAVE LONG TERM SUPPLY AGREEMENTS FOR RAW MATERIALS OR COMPONENT PARTS

         We do not have any material agreements for the supply of raw materials or component parts used in the manufacture of our self-heating beverage containers. We believe certain components can be obtained from numerous suppliers and as a result we are not currently dependent upon any single source of raw materials or components. However, if we or our licensee manufacturers were to experience interruption of, or delays in, delivery of raw materials or component parts, we or they might be unable to supply containers to potential customers or to conduct market research studies in a timely manner.

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

         In addition the principal components of our products are made from plastic. Although our products use all recyclable plastics they cannot generally be recycled into the same component parts and there are fewer potential uses for the recycled plastic we use than there were for the original raw materials. Therefore we would be expected to be contributing to an increasing supply of plastic needing to be recycled into fewer uses or simply an increasing amount of plastic, which although recyclable, may not be recycled. Similar factors have been the source of increasing concern by legislative and regulatory agencies. We cannot predict the nature of future legislation, regulation, or liability exposure which may evolve from these environmental concerns or the adverse impact it may have on us. We do not have insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future.

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

OUTSTANDING OPTIONS AND WARRANTS MAY DILUTE THE VALUE OF OUR COMMON STOCK

         Holders of options issued under our 1996 Stock Plan and holders of other outstanding options and warrants have the opportunity to profit from a rise in the market price of the common stock with a resulting dilution in the interests of the other shareholders. The terms on which we may obtain additional financing may be adversely affected by the existence of such options and warrants. For example, holders of options or warrants could exercise them at a time when we were attempting to sell securities at a price exceeding the exercise price of the options or warrants. The exercise of the options and warrants in such a situation could have a depressive effect on the purchase price of the securities we were attempting to sell.

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

         This provision makes it more difficult for shareholders to nominate candidates to the Board of Directors who are not supported by management. In addition the Articles require advance notice for shareholder proposals to be brought before a meeting of shareholders and require the notice to specify certain information regarding the shareholder and the proposal. This provision makes it more difficult to implement shareholder proposals even if a majority of shareholders are in support thereof. Each of these provisions may also have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. In addition, the indemnification provisions of the Articles and Bylaws may represent a conflict of interest between management and the shareholders since officers and directors may be indemnified prior to any judicial determinations as to their conduct. The Articles provide that the shareholders' right to cumulative voting will terminate automatically when our shares are listed on the New York Stock Exchange ("NYSE") or the American Stock Exchange ("AMEX"), or if listed on the Nasdaq National Market System ("Nasdaq NMS") and we have at least 800 shareholders as of the record date for our most recent meeting of shareholders. Cumulative voting is currently in effect for our shareholders. The absence of cumulative voting may have the effect of limiting the ability of minority shareholders to effect changes in the Board of Directors and, as a result, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or changes in our management.

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

WE MAY BE DELISTED FROM NASDAQ RESULTING IN A LOSS OF LIQUIDITY FOR OUR COMMON STOCK

         While our common stock is currently listed on the Nasdaq SmallCap Market there can be no assurance we will meet the criteria for continued Nasdaq listing. Based on existing listing criteria, a Nasdaq listing generally requires us to have total assets (excluding goodwill) which are $2,000,000 in excess of our total liabilities, plus have a minimum public distribution of 500,000 shares of common stock with a minimum of 300 public holders of 100 shares or more, a minimum bid price of $1.00 per share, and aggregate market value of publicly held shares of $1,000,000.

         Removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. Trading, if any, in the common stock would then be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to sell, or to obtain accurate quotations as to the price of, our common stock. There is no assurance we will be successful in maintaining our Nasdaq listing.

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

         The foregoing restrictions will not apply to our common stock if it were listed on Nasdaq or another exchange and has certain price and volume information provided on a current and continuing basis, or if we meet certain minimum net tangible asset requirements or certain average annual revenue criteria over specific periods. There can be no assurance our common stock will continue to qualify for exemption from these restrictions. If our common stock were subject to these restrictions, the market liquidity for our shareholders would be materially impaired.

ITEM 2. PROPERTIES

         The Company leases approximately 32,000 square feet of space for its research and development facility located at 13250 Gregg Street, Poway, California, 92064. The lease has an initial term of five years with a renewal option to the Company for an additional three year term. Base rent for the initial term is $0.445 per square foot (approximately $14,200 per month) with yearly increases of 4%. Base rent for the extension term is $0.56 per square foot (approximately $17,900 per month) with yearly increases of 4%.

ITEM 3. LEGAL PROCEEDINGS

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol, "ONTR". The over-the-counter quotations provided, reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not reflect actual transactions. The following table sets forth the range of high and low sales prices for the common stock on the Nasdaq SmallCap Market for the 2001 periods indicated: Beginning Date Ending Date High Low January 1 March 31 $1.94 $1.28 April 1 June 30 1.47 0.83 July 1 September 30 1.50 0.71
October 1 December 31 1.75 1.00

         Beginning Date       Ending Date           High          Low
         --------------       ------------          -----        -----
         January 1            March 31              $1.94        $1.28
         April 1              June 30                1.47         0.83
         July 1               September 30           1.50         0.71
         October 1            December 31            1.75         1.00

         During the last two fiscal years we did not declare or pay any cash dividends on our common stock. We currently plan to retain all earnings, if any, to support the development and expansion of our business and we have no present intention on paying any dividends on our common stock in the foreseeable future.

         Our Board of Directors authorized ongoing issuances of restricted common stock to our outside directors, consultants, and legal counsel as consideration for any fees paid to outside directors for services rendered including attending meetings, consulting services provided, and a portion of legal counsel's monthly legal services. During 2001 we issued an aggregate of 73,051 common shares to our outside directors, consultants and legal counsel at a weighted average price of $1.12. We relied upon the exemptions from the registration provisions of the Securities Act provided by Section 4(2) thereof and Regulation D of the Securities and Exchange Commission. Legends were placed on all certificates.

         We entered into an Exclusive Finder's Agreement (the "First Aura Agreement") dated as of January 19, 2001, with Aura (Pvt.) Ltd., a Pakistani corporation ("Aura") pursuant to which Aura agreed to use its best efforts to find purchasers of 1,300,000 shares of our common stock at a price of not less than $1.20 per share. Aura also agreed to purchase any of those shares at $1.20 per share if they were not sold to other purchasers. In consideration of the foregoing commitment, we agreed to pay Aura a fee in common stock of five percent of shares sold (maximum 65,000 shares). We also agreed to appoint, and did appoint, an Aura nominee to our Board of Directors. We also agreed to issue

Aura warrants to purchase up to 325,000 shares of common stock at a price of $1.20 per share, subject to compliance with Nasdaq Stock Market shareholder consent requirements. By June 30, 2001, Aura had purchased 745,000 shares of our common stock for cash at a price of $1.20 per share. Two other investors purchased 555,000 shares at a price of $1.20 per share. Aura introduced both investors to us. We issued 65,000 shares of common stock to Aura in payment of its fee.

         Pursuant to a second Exclusive Finder's Agreement with Aura dated as of May 22, 2001, as amended (the "Second Aura Agreement") Aura agreed to use its best efforts to find one or more investors to purchase, or to purchase for its own account, a total of 2,000,000 shares of our common stock at a price of not less than $ 0.80 per share. For its performance under the Second Aura Agreement, we agreed to pay Aura a fee in shares of common stock equal to five percent of the shares sold pursuant to the Second Aura Agreement. We also agreed to issue Aura warrants to purchase up to a total of 510,000 shares for a price of $ 0.80 per share. The issuance of our common stock pursuant to the Second Aura Agreement was approved by our shareholders in September, 2001 in accordance with The Nasdaq Stock Market's regulations. As of December 31, 2001, we sold a total of 908,792 shares of common stock to Aura pursuant to the Second Aura Agreement. We also issued 45,440 shares of common stock to Aura in payment of its fee.

         In issuing our common stock pursuant to the First Aura Agreement and the Second Aura Agreement, we relied on the exemptions from the registration provisions of the Securities Act provided by Section 4(2) thereof and Regulation D of the Securities and Exchange Commission.

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

OVERVIEW

         Ontro, Inc. is engaged in the research and development of integrated thermal containers. The Company, through a wholly-owned subsidiary, has worldwide rights to patented and patent pending products and technology for self-heating and self-cooling containers. The Company plans on licensing its patents and technology to container manufacturers who will manufacture and sell the containers to food and beverage companies who will fill and distribute under their own brand names. At this time the Company is still in its development stage with no commercially available products and there can be no assurance that the Company will successfully develop and arrange for the manufacture and commercialization of its proprietary containers or technologies.

         The Company has generated minimal revenues from product sales and research and development projects. The Company has relied on public and private equity financing as the major sources of funds. The Company has been unprofitable since its inception and expects to incur additional operating losses at least through 2002. As of December 31, 2001, the Company's accumulated deficit was approximately $18.3 million.

RESULTS OF OPERATIONS

         The Company incurred losses of $3,292,900 or $(0.41) per share, and $4,313,200 or $(0.65) per share, for the years ended December 31, 2001 ("2001") and December 31, 2000 ("2000"), respectively.

         In 2001 the Company earned revenues of $342,900. These revenues related to receipts from a customer for research and development services as well as revenues on an army contract. In 2000 the Company earned revenues of $13,000.

         Research and development costs decreased $398,600 to $2,143,800 in 2001 compared to $2,542,400 in 2000. This decrease is due to the reduction in the use of outside consultants, a decrease in salaries from workforce reduction, and a reduction in various operating expenses.

         The Company's marketing, general and administrative expenses decreased $390,200 to $1,498,000 in 2001 compared to $1,888,200 in 2000. This decrease is due to reductions in fees paid to consultants, as well as decreases in salaries, legal fees, travel, rent, and stock based compensation. However the decrease was slightly offset by increased accounting fees and public reporting expenses.

         Interest expense was $4,000 in 2001 compared to $7,200 in 2000.

         Interest income decreased $101,600 to $10,000 in 2001 compared to $111,600 in 2000. Interest income continued to decrease as a result of a decreasing cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through public and private sales of its equity securities. As of December 31, 2001, the Company's cash and cash equivalents and investments was $48,900.

         Primary uses of cash during the year included $2,588,800 for the Company's operations and working capital requirements, patent costs of $39,400, payments on capital lease obligations of $3,100, and purchase of equipment of $87,500. The Company plans to continue its policy of investing excess funds in short- and long-term, investment-grade, interest-bearing instruments.

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

         The Company is seeking additional funding. In January and February of 2002 the Company has sold 462,958 shares of securities at $0.80 for total proceeds of $370,400. The Company is continuing its efforts to sell common stock in private placement transactions in order to fund its current operations. There can be no assurance any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner, sell even greater amounts of its securities on terms that would likely be highly dilutive, or go out of business. The Company has experienced in the past, and may in the future, experience operational difficulties and delays in its production development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.


         CONTRACTUAL CASH OBLIGATIONS

         A table recapping our contractual cash obligations is presented below:

                                                    Payments due by period
                                             -----------------------------------
              Contractual obligations        Less than 1 year       1-3 years
              --------------------------     ----------------     --------------
              Capital lease obligations      $         4,100              5,200
              Operating leases                       307,200            337,700
                                             ----------------     --------------
              Total                          $       311,300            342,900
                                             ================     ==============

         OFF BALANCE SHEET FINANCING

         At December 31, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.


CRITICAL ACCOUNTING POLICIES

         VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

         We assess the impairment of identifiable intangibles and long-lived assets (the "Assets") whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review would involve the future usefulness of such Assets in our continued R&D efforts. During the year ended December 31, 2001 no events or changes occurred to require an impairment review and these Assets amounted to $2.7 million at year end.

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or Statement No. 142, which supersedes Accounting Principles Board Opinion 17, "Intangible Assets." Statement No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. It is not anticipated that the financial impact of these statements will have a material effect on our consolidated financial statements.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," or Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the assets. We are required and plan to adopt the provisions of Statement No. 143 effective January 1, 2003. It is not anticipated that the financial impact of this statement will have a material effect on our consolidated financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or Statement No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. While Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," or Opinion No. 30, for the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. It is not anticipated that the financial impact of this statement will have a material effect on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

                                   ONTRO, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

Independent Auditors' Report                                                 21

Consolidated Balance Sheets                                                  22
     December 31, 2000 and 2001

Consolidated Statements of Operations:                                       23
     For the years ended December 31, 2000 and 2001
     Period from inception (November 8, 1994) to December 31, 2001

Consolidated Statements of Shareholders' Equity (Deficit):                   24
     Period from inception (November 8, 1994) to December 31, 2001

Consolidated Statements of Cash Flows:                                       27
     For the years ended December 31, 2000 and 2001
     Period from inception (November 8, 1994) to December 31, 2001

Notes to Consolidated Financial Statements                                   28

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ontro, Inc. and subsidiary (a development stage enterprise) as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, and for the period from November 8, 1994 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                            KPMG LLP

San Diego, California
February 20, 2002

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets
                           December 31, 2000 and 2001

                          ASSETS                            2000            2001
                                                        -------------   -------------

Current assets:
     Cash and cash equivalents                          $    480,300          48,900
     Accounts receivable                                          --         151,700
     Prepaid expenses and other current assets               112,700          82,600
                                                        -------------   -------------
                 Total current assets                        593,000         283,200

Property and equipment, net                                3,110,300       2,305,500
Deposits and other assets                                     19,100          19,100
Intangible assets, net                                       391,600         369,000
                                                        -------------   -------------
                                                        $  4,114,000       2,976,800
                                                        =============   =============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses              $    355,800         122,700
     Current portion of capital lease obligations              3,100           3,500
                                                        -------------   -------------
                 Total current liabilities                   358,900         126,200

Capital lease obligations, excluding current portion           8,300           4,800
Accrued rent                                                  28,000          24,700
                                                        -------------   -------------
                 Total liabilities                           395,200         155,700
                                                        -------------   -------------

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares
        authorized, no shares issued                              --              --
     Common stock, no par value, 20,000,000 shares
        authorized, 6,721,070 and  9,504,183 shares
        issued and outstanding in 2000 and 2001,
        respectively                                      17,628,100      19,997,300
     Additional paid-in capital                            1,157,800       1,157,800
     Deficit accumulated during the development stage    (15,033,000)    (18,325,900)
     Deferred compensation                                   (34,100)         (8,100)
                                                        -------------   -------------
                 Total shareholders' equity                3,718,800       2,821,100
                                                        -------------   -------------

Commitments and contingencies
                                                        $  4,114,000       2,976,800
                                                        =============   =============

See accompanying notes to consolidated financial statements.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations

                                                                                       From
                                                                                     inception
                                                                                    (November 8,
                                                                                      1994) to
                                                        Years ended December 31,    December 31,
                                                         2000            2001           2001
                                                      ------------   ------------   ------------
Revenues                                              $    13,000        342,900        399,000
                                                      ------------   ------------   ------------

Operating expenses:
     Marketing, general and administrative              1,888,200      1,498,000     10,295,400
     Research and development                           2,542,400      2,143,800      8,725,200
                                                      ------------   ------------   ------------
                 Total operating expenses               4,430,600      3,641,800     19,020,600
                                                      ------------   ------------   ------------

Other income (expense):
     Interest expense                                      (7,200)        (4,000)      (493,400)
     Interest income                                      111,600         10,000        789,100
                                                      ------------   ------------   ------------
                 Total other income (expense)             104,400          6,000        295,700
                                                      ------------   ------------   ------------
                 Net loss                             $(4,313,200)    (3,292,900)   (18,325,900)
                                                      ============   ============   ============

                 Basic and diluted net loss per share $     (0.65)         (0.41)
                                                      ============   ============

See accompanying notes to consolidated financial statements.

                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                           Consolidated Statements of Shareholders' Equity (Deficit)

                                                                           Common stock
                                                                   ----------------------------
                                                      Date            Shares         Amount
                                                 ----------------  ----------    --------------

Issuance of common stock at $.032 per share          12/94         1,088,200     $      35,000
Net loss                                                                  --                --
                                                                   ----------    --------------
Balance at December 31, 1994                                       1,088,200            35,000

Issuance of common stock at $.032 per share           5/95           177,100             5,700
Issuance of common stock at $.889 per share       6/95 - 12/95        98,400            87,500
Net loss                                                                  --                --
                                                                   ----------    --------------
Balance at December 31, 1995                                       1,363,700           128,200

Issuance of common stock at $.699 per share       9/96 - 10/96     1,001,800           700,000
Issuance of common stock at $.71 per share
    for services                                     10/96            42,200            29,900
Issuance of common stock at $.889 per share       1/96 - 6/96        119,500           106,300
Issuance of common stock at $.889 per share
    for services                                  1/96 - 7/96         59,100            52,500
Issuance of common stock at $.889 per share
    in exchange for loan guarantees                6/96, 7/96        140,600           125,000
Fair value of detachable warrants on debt            12/96                --                --
Issuance of stock options                                                 --                --
Net loss                                                                  --                --
                                                                   ----------    --------------
Balance at December 31, 1996                                       2,726,900         1,141,900

Fair value of detachable warrants on debt         1/97 - 5/97             --                --
Issuance of stock options                             2/97                --                --
Exercise of stock options                          3/97, 7/97         17,000            12,000
Issuance of common stock and warrants                 5/97           222,222           444,400
Issuance of common stock at $2.00 per share
    for services                                   6/97, 8/97          8,000            16,000
Issuance of common stock at $3.13 per share           9/97            31,949           100,000
Issuance of common stock at $3.13 per share          10/97            12,820            40,000
Issuance of common stock and warrants at
    $4.25 per unit                                   10/97            70,587           292,900
Compensation related to grant of stock options                            --                --
Net loss                                                                  --                --
                                                                   ----------    --------------
Balance at December 31, 1997, carried forward                      3,089,478         2,047,200

                                                                                                 (CONTINUED)




                                                                    Deficit
                                                                  accumulated                      Total
                                                    Additional     during the                  stockholders'
                                                     paid-in      development     Deferred        equity
                                                     capital         stage      compensation     (deficit)
                                                  ------------   ------------   ------------   ------------
Issuance of common stock at $.032 per share                --             --             --         35,000
Net loss                                                   --        (12,500)            --        (12,500)
                                                  ------------   ------------   ------------   ------------
Balance at December 31, 1994                               --        (12,500)            --         22,500

Issuance of common stock at $.032 per share                --             --             --          5,700
Issuance of common stock at $.889 per share                --             --             --         87,500
Net loss                                                   --       (164,100)            --       (164,100)
                                                  ------------   ------------   ------------   ------------
Balance at December 31, 1995                               --       (176,600)            --        (48,400)

Issuance of common stock at $.699 per share                --             --             --        700,000
Issuance of common stock at $.71 per share
    for services                                           --             --             --         29,900
Issuance of common stock at $.889 per share                --             --             --        106,300
Issuance of common stock at $.889 per share
    for services                                           --             --             --         52,500
Issuance of common stock at $.889 per share
    in exchange for loan guarantees                        --             --             --        125,000
Fair value of detachable warrants on debt               7,000             --             --          7,000
Issuance of stock options                             785,000             --       (405,700)       379,300
Net loss                                                   --     (1,468,400)            --     (1,468,400)
                                                  ------------   ------------   ------------   ------------
Balance at December 31, 1996                          792,000     (1,645,000)      (405,700)      (116,800)

Fair value of detachable warrants on debt              94,500             --             --         94,500
Issuance of stock options                              16,400             --        (16,400)            --
Exercise of stock options                                  --             --             --         12,000
Issuance of common stock and warrants                  55,600             --             --        500,000
Issuance of common stock at $2.00 per share
    for services                                           --             --             --         16,000
Issuance of common stock at $3.13 per share                --             --             --        100,000
Issuance of common stock at $3.13 per share                --             --             --         40,000
Issuance of common stock and warrants at
    $4.25 per unit                                      7,100             --             --        300,000
Compensation related to grant of stock options             --             --         23,800         23,800
Net loss                                                   --     (2,167,000)            --     (2,167,000)
                                                  ------------   ------------   ------------   ------------
Balance at December 31, 1997, carried forward         965,600     (3,812,000)      (398,300)    (1,197,500)

                                                                                                 (CONTINUED)
                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                           Consolidated Statements of Shareholders' Equity (Deficit)


                                                                           Common stock
                                                                   ----------------------------
                                                      Date            Shares         Amount
                                                 ----------------  ----------    --------------

Balance at December 31, 1997, brought forward                      3,089,478     $   2,047,200

Compensation related to modification of
    detachable warrants on debt                       2/98                --                --
Cancellation of stock options                         3/98                --                --
Issuance of common stock and warrants
    at $5.50 per unit, net of issuance costs          5/98         3,400,000        15,424,400
Return of equity to IHI shareholders                  5/98                --                --
Issuance of warrants, net of issuance costs           7/98                --                --
Issuance of stock options                             9/98                --                --
Compensation related to grant of stock options                            --                --
Net loss                                                                  --                --
                                                                   ----------    --------------
Balance at December 31, 1998                                       6,489,478        17,471,600

Exercise of stock options                          5/99, 7/99         46,835               400
Issuance of common stock for services             6/99 - 12/99         2,832             6,300
Compensation related to grant of stock options                            --                --
Net loss                                                                  --                --
                                                                   ----------    --------------
Balance at December 31, 1999                                       6,539,145        17,478,300

Exercise of stock options                             2/00           100,000               100
Issuance of common stock for services             1/00 - 12/00        81,925           149,700
Compensation related to grant of stock options                            --                --
Net loss                                                                  --                --
                                                                   ----------    --------------
Balance at December 31, 2000, carried forward                      6,721,070        17,628,100

                                                                                                 (CONTINUED)




                                                                    Deficit
                                                                  accumulated                      Total
                                                    Additional     during the                  stockholders'
                                                     paid-in      development     Deferred        equity
                                                     capital         stage      compensation     (deficit)
                                                  ------------   ------------   ------------   ------------
Balance at December 31, 1997, brought forward         965,600     (3,812,000)      (398,300)    (1,197,500)

Compensation related to modification of
    detachable warrants on debt                        94,300             --             --         94,300
Cancellation of stock options                        (378,000)            --        378,000             --
Issuance of common stock and warrants
    at $5.50 per unit, net of issuance costs          340,000             --             --     15,764,400
Return of equity to IHI shareholders                 (397,900)            --             --       (397,900)
Issuance of warrants, net of issuance costs            47,300             --             --         47,300
Issuance of stock options                             137,000             --             --        137,000
Compensation related to grant of stock options             --             --          9,900          9,900
Net loss                                                   --     (2,691,700)            --     (2,691,700)
                                                  ------------   ------------   ------------   ------------
Balance at December 31, 1998                          808,300     (6,503,700)       (10,400)    11,765,800

Exercise of stock options                                  --             --             --            400
Issuance of common stock for services                      --             --             --          6,300
Compensation related to grant of stock options        246,200             --        (36,300)       209,900
Net loss                                                   --     (4,216,100)            --     (4,216,100)
                                                  ------------   ------------   ------------   ------------
Balance at December 31, 1999                        1,054,500    (10,719,800)       (46,700)     7,766,300

Exercise of stock options                                  --             --             --            100
Issuance of common stock for services                      --             --             --        149,700
Compensation related to grant of stock options        103,300             --         12,600        115,900
Net loss                                                   --     (4,313,200)            --     (4,313,200)
                                                  ------------   ------------   ------------   ------------
Balance at December 31, 2000, carried forward       1,157,800    (15,033,000)       (34,100)     3,718,800

                                                                                                 (CONTINUED)
                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                           Consolidated Statements of Shareholders' Equity (Deficit)


                                                                           Common stock
                                                                   ----------------------------
                                                      Date            Shares         Amount
                                                 ----------------  ----------    --------------

Balance at December 31, 2000 brought forward                       6,721,070     $  17,628,100

Exercise of stock options                        1/01,11/01,12/01    390,830               400
Issuance of common stock at $1.20 per share         1/01-6/01      1,300,000         1,560,000
Issuance of common stock at $0.80 per share         9/01-12/01       908,792           727,000
Issuance of common stock pursuant to finder's
    fee agreements                                  6/01,12/01       110,440                --
Issuance of common stock for services               1/01-12/01        73,051            81,800
Compensation related to grant of stock options                            --                --
Net loss                                                                  --                --
                                                                   ----------    --------------
Balance at December 31, 2001                                       9,504,183     $  19,997,300
                                                                   ==========    ==============

                                                                                                 (CONTINUED)

                                                                    Deficit
                                                                  accumulated                      Total
                                                    Additional     during the                  stockholders'
                                                     paid-in      development     Deferred        equity
                                                     capital         stage      compensation     (deficit)
                                                  ------------   ------------   ------------   ------------
Balance at December 31, 2000 brought forward        1,157,800    (15,033,000)       (34,100)     3,718,800

Exercise of stock options                                  --             --             --            400
Issuance of common stock at $1.20 per share                --             --             --      1,560,000
Issuance of common stock at $0.80 per share                --             --             --        727,000
Issuance of common stock pursuant to finder's
    fee agreements                                         --             --             --             --
Issuance of common stock for services                      --             --             --         81,800
Compensation related to grant of stock options             --             --         26,000         26,000
Net loss                                                   --     (3,292,900)            --     (3,292,900)
                                                  ------------   ------------   ------------   ------------
Balance at December 31, 2001                        1,157,800    (18,325,900)        (8,100)     2,821,100
                                                  ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                                                  ONTRO, INC.
                                       (A Development Stage Enterprise)

                                     Consolidated Statements of Cash Flows
                                                                                                       From
                                                                                                    inception
                                                                                                   (November 8,
                                                                                                     1994) to
                                                                       Years Ended December 31,    December 31,
                                                                         2000           2001           2001
                                                                     ------------   ------------   ------------
Cash flows from operating activities:
    Net loss                                                         $(4,313,200)    (3,292,900)   (18,325,900)
    Adjustments to reconcile net loss to net cash used
       in operating activities, excluding effect of
       acquisition in 1998:
         Depreciation and amortization                                   933,300        954,300      2,867,300
         Amortization of deferred financing costs                             --             --        195,800
         Issuance of common stock for services                           149,700         81,800        461,200
         Compensation for stock options and certain warrants             115,900         26,000        901,800
         Increase in accounts receivable                                      --       (151,700)      (151,700)
         Decrease (increase) in prepaid expenses and other
           current assets                                                171,400         30,100        (82,600)
         Decrease (increase) in deposits and other assets                133,600             --        (19,100)
         Increase (decrease) in accounts payable and accrued
           expenses                                                       99,600       (233,100)       100,700
         Increase (decrease) in accrued rent                               9,900         (3,300)        24,700
                                                                     ------------   ------------   ------------
               Net cash used in operating activities                  (2,699,800)    (2,588,800)   (14,027,800)
                                                                     ------------   ------------   ------------

Cash flows from investing activities:
    Acquisition of business                                                   --             --       (481,200)
    Intangible assets                                                    (28,200)       (39,400)      (384,600)
    Purchase of property and equipment                                  (277,200)       (87,500)    (4,831,000)
    Purchase of investments held to maturity                          (1,686,500)            --    (16,372,100)
    Proceeds from sale of investments held to maturity                 2,384,800             --     16,373,100
                                                                     ------------   ------------   ------------
               Net cash provided by (used in) investing activities       442,900       (126,900)    (5,695,800)
                                                                     ------------   ------------   ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock and warrants                  100      2,287,400     20,335,400
    Deferred offering costs                                                   --             --       (349,300)
    Proceeds from notes payable                                               --             --      2,252,500
    Payments on notes payable                                            (83,600)            --     (2,252,500)
    Payments on capital lease obligations                                (28,100)        (3,100)      (213,600)
                                                                     ------------   ------------   ------------
               Net cash provided by (used in) financing activities      (111,600)     2,284,300      19,772,500
                                                                     ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                  (2,368,500)      (431,400)        48,900
Cash and cash equivalents, beginning of period                         2,848,800        480,300             --
                                                                     ------------   ------------   ------------
Cash and cash equivalents, end of period                             $   480,300         48,900         48,900
                                                                     ============   ============   ============

Supplemental disclosure of cash flow information - cash paid
    during the period for interest                                   $     7,300          3,800        254,400
                                                                     ============   ============   ============
Supplemental disclosure of noncash transactions:
    Equipment acquired under capital lease                           $        --             --        221,900
    Warrants issued in connection with debt                                   --             --        195,800
Detail of acquisition:
    Patents acquired                                                          --             --        150,300
    Liabilities assumed                                                       --             --        (22,000)
    Return of equity to IHI shareholders                                      --             --        397,900
                                                                     ------------   ------------   ------------
                  Cash paid for acquisition                          $        --             --        481,200
                                                                     ============   ============   ============

See accompanying notes to consolidated financial statements.

                                                      27

                                   ONTRO, INC.

                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 2001

(1)      NATURE OF OPERATIONS

         Ontro, Inc. ("Ontro" or the "Company") (formerly Self-Heating Container Corporation of California), was incorporated on November 8, 1994 under the laws of the state of California. Through the Company's acquisition of Insta-Heat, Inc. (IHI) in March 1998 (Note 9), Ontro has exclusive worldwide rights to license the manufacturing and distribution of self-heating containers.

         The Company is a development stage enterprise. Accordingly, the Company's operations have been directed primarily toward raising capital, developing business strategies, research and development, establishing sources of supply, acquiring operating assets, recruiting personnel, and initial production. The Company commenced operations during 1994.

(2)      SIGNIFICANT ACCOUNTING POLICIES

         (a)  PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the financial statements of Ontro, Inc. and its wholly owned subsidiary, Insta-Heat, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         (b)  CASH EQUIVALENTS

              Cash equivalents consist of money market funds and U.S. Treasury securities with an initial term of less than three months. For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (c)  PROPERTY AND EQUIPMENT

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

         (d)  INTANGIBLE ASSETS

              Intangible assets consist principally of patents and are carried at cost less accumulated amortization. Costs are amortized on a straight-line basis over the estimated useful life of each patent, which ranges from 5 to 20 years. Accumulated amortization at December 31, 2000 and 2001 was $58,900 and $120,900, respectively.

         (e)  STOCK-BASED COMPENSATION

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

         (f)  RESEARCH AND DEVELOPMENT COSTS

              Research and development costs are expensed in the period incurred.

         (g)  INCOME TAXES

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

         (h) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

         (i)  FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these instruments.

         (j)  NET LOSS PER SHARE

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

                                                              Year ended December 31,
                                                            ---------------------------
                                                                2000            2001
                                                            -------------   -----------
              Numerator:
                  Net loss                                  $ (4,313,200)   (3,292,900)
                                                            =============   ===========
              Denominator:
                  Denominator for basic and diluted EPS -
                    weighted-average shares outstanding        6,664,357     8,023,401
                                                            =============   ===========
              Basic and diluted net loss per share          $      (0.65)        (0.41)
                                                            =============   ===========

              Options and warrants with underlying shares totaling 6,439,923 and 2,957,031 shares were excluded from the computations of net loss per share for the years ended December 31, 2000 and 2001, respectively, as their effect is antidilutive.

         (k)  USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

         (l)  RECLASSIFICATIONS

              Certain reclassifications have been made to certain prior year balances in order to conform with current year presentation.

(3)      LIQUIDITY

         The Company has suffered recurring losses during its development stage and there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is actively pursuing additional equity financing to fund its operations during 2002, however, there can be no assurance that Company will be successful in these efforts.

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

(4)      PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 and 2001 consists of the following:

                                                             2000            2001
                                                          ------------   ------------
         Machinery and equipment                          $ 3,087,400      3,160,100
         Molds                                                502,400        515,600
         Office equipment                                     244,900        246,500
         Leasehold improvements                             1,120,200      1,120,200
         Transportation equipment                              10,500         10,500
                                                          ------------   ------------
                                                            4,965,400      5,052,900
         Less accumulated depreciation and amortization    (1,855,100)    (2,747,400)
                                                          ------------   ------------
                                                          $ 3,110,300      2,305,500
                                                          ============   ============

         Assets recorded under capital leases had a total cost of $221,900, less accumulated amortization of $180,600 as of December 31, 2000 and $221,900 less accumulated amortization of $193,900 as of December 31, 2001, and are included in property and equipment in the accompanying balance sheet.

(5)      INCOME TAXES

         Income tax expense for the years ended December 31, 2000 and 2001 differs from the amount computed by applying the Federal statutory rate of 34% as follows:

                                                        2000            2001
                                                    ------------    ------------
         Computed at Federal statutory rate         $(1,466,500)     (1,119,600)
         State tax                                     (447,100)       (527,800)
         Change in the valuation allowance            2,052,100       1,890,900
         Research & development credits                (115,800)        (98,300)
         Deductible expenses                            (22,000)       (162,800)
         Other, net                                        (700)         17,600
                                                    ------------    ------------
                                                    $        --              --
                                                    ============    ============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 2001 are as follows:

                                                             2000          2001
                                                         ------------   ------------
         Deferred tax assets:
             Accrued rent                                $    11,900         10,600
             Deferred financing costs                         26,100         26,200
             Compensation expense                            220,400        231,500
             Accrued vacation                                 15,500         10,500
             Deferred compensation                            14,600          3,500
             Net operating loss carryforwards              5,765,200      7,409,800
             Research & development credits                  510,800        795,200
                                                         ------------   ------------
                       Total gross deferred tax assets     6,564,500      8,487,300
         Valuation allowance                              (6,455,700)    (8,346,600)
                                                         ------------   ------------
                       Net deferred tax assets               108,800        140,700
                                                         ------------   ------------
         Deferred tax liabilities:
             Property and equipment due to
               differences in depreciation                    94,600        133,900
             Software development costs                       14,200          6,800
                                                         ------------   ------------
                       Total deferred tax liabilities        108,800        140,700
                                                         ------------   ------------
                       Net deferred income taxes         $        --             --
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

         At December 31, 2001, the Company had available net operating loss carryforwards of approximately $17,273,900 for Federal income tax reporting purposes which expire from 2011 to 2020. The net operating loss carryforwards for state purposes which expire from 2001 to 2010, approximate Federal net operating loss carryforwards.

         In accordance with Internal Revenue Code Section 382, the annual utilization of net operating loss carryforwards and credits existing prior to a change in control is limited.

(6)      LEASES

         The Company leases office and plant facilities in Poway, California and office and plant equipment under noncancelable operating lease agreements that expire at various dates during the next four years. The Company also has entered into capital leases on equipment.

         Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 2001 are as follows:

                                                                         Capital    Operating
            Year ending December 31,                                      lease      leases
            ------------------------                                    ---------   ---------
                2002                                                    $  4,100     307,200
                2003                                                       4,100     314,300
                2004                                                       1,100      23,400
                                                                        ---------   ---------
            Total minimum lease commitments                                9,300    $644,900
                                                                                    =========
            Less amount representing interest (at a rate of 9.9%)         (1,000)
                                                                        ---------
            Present value of future minimum capital lease obligations
                                                                           8,300
            Less current portion of capital lease obligations             (3,500)
                                                                        ---------
            Capital lease obligations, excluding current portion        $  4,800
                                                                        =========

         Rent expense was $366,100 and $326,100 for the years ended December 31, 2000 and 2001, respectively.

         In November 1999, the Company entered into a sub-lease agreement, whereby the Company sublet a portion of its facility. Total sublease revenue received for the fiscal years ended December 31, 2000 and 2001 was $73,000 and $45,600, respectively.

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

         (c)  STOCK INCENTIVE PLANS

              During the year ended December 31, 1996, the Board of Directors adopted an equity incentive stock option plan for executives and key employees (the Plan). The Plan authorizes the granting of options to purchase shares of the Company's common stock. Options vest ratably over 4 years from the date of grant. Options expire 5 to 10 years after the date of grant, or at the employee's termination date, if earlier. The number of shares authorized for the Plan is 1,545,400. At December 31, 2001, there were approximately 400,000 shares available for grant under the Plan.

              The following is a summary of the Plan's activity for the years ended December 31, 2000 and 2001:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                       NUMBER         EXERCISE
                                                      OF SHARES         PRICE
                                                     -----------      ---------
              Outstanding at January 1, 2000            750,550       $   1.86
              Granted                                   253,956           2.13
              Cancelled                                 (80,000)          1.97
                                                     -----------
              Outstanding at December 31, 2000          924,506           1.93
              Granted                                   516,239           1.31
              Cancelled                                (294,694)          1.82
                                                     -----------
              Outstanding at December 31, 2001        1,146,051           1.68
                                                     ===========

              Exercisable at December 31, 2001          731,026           1.84
                                                     ===========

              The range of exercise prices and weighted-average remaining contractual life for options outstanding as of December 31, 2001 is $0.81 - $3.00 and approximately 4 years, respectively.

              In June 2000 the Company adopted an Executive Performance Bonus Plan under which 213,000 performance share awards were granted to officers and certain key employees. On July 1, 2001, 182,000 of these share awards vested in accordance with specified performance criteria. No compensation expense was recorded in relation to the performance shares during 2001.

              In July 2001 the Company adopted an Executive Performance Bonus Plan under which 364,000 performance share awards were granted to officers and certain key employees. As of December 31, 2001, 352,000 of the performance share awards remained outstanding. These performance share awards vest on July 1, 2002, upon the attainment of performance goals as described in the Executive Performance Bonus Plan. The performance shares are earned if certain manufacturing, licensing and marketing objectives are attained. No compensation expense has been recorded to date related to these awards as the Company does not expect to meet the performance criteria.

              The Company applies APB Opinion No. 25 in accounting for its stock option grants to employees and directors of the Company and, accordingly because the Company grants options at fair market value, no compensation cost has been recognized in the financial statements for such options. Using the Black-Scholes option-pricing model, the Company determined that the per share weighted-average fair value on the dates of grant of stock options granted under the Plan during 2000 was $1.42 and during 2001 was $0.95 . The following weighted-average assumptions were included in this method: 2000 - no expected dividend yield, volatility rate of 89.6%, risk-free interest rate of 5.3%, and an expected life of 4 years; 2001 - no expected dividend yield, volatility rate of 105.3%, risk-free interest rate of 3.6%, and an expected life of 4 years. Had the Company determined compensation cost for its stock options based on the fair value at the grant date under SFAS No. 123, the Company's net loss for the years ended December 31, 2000 and 2001 would have been increased to the pro forma amounts indicated below:

                                                            2000        2001
                                                        ------------ -----------
              Net loss, as reported                     $(4,313,200) (3,292,900)
              Pro forma net loss                         (4,830,800) (3,805,900)
              Pro forma basic and diluted
                net loss per share                            (0.72)      (0.47)

         (d)  NON-QUALIFIED STOCK OPTIONS OUTSIDE THE PLAN

              During the year ended December 31, 2000 the Board of Directors authorized the grant of 156,000 stock options outside the Plan at a price range of $1.81 to $2.13 with vesting terms of 20% to 100% per year to certain directors. During the year ended December 31, 2001, the Board of Directors authorized the grant of 190,718 stock options outside the Plan at a price range of $1.10 to $1.81 with vesting terms of 20% to 100% per year to certain directors. The Company applies APB Opinion No. 25 in accounting for these stock option grants and, accordingly, because the Company grants options at fair market value, no compensation cost has been recognized in the financial statements for such options.

              During the year ended December 31, 2000, the Board of Directors authorized the grant of 102,000 options outside the Plan to non-employees at a range of $1.88 to $2.56 with vesting terms of 33% to 100%. In accordance with SFAS 123 and EITF 96-18, compensation expense related to these options is measured and recorded over the service period that generally coincides with vesting. In compliance with SFAS 123, the Company expensed $25,000 associated with these options during the year ended December 31, 2000. Using the Black-Scholes option-pricing model, the Company determined that the per share weighted-average fair value of non-employee options granted during the year ended December 31, 2000 was $1.42 to 1.62 on the date of grant. The following weighted average assumptions were included in this method: no expected dividend yield, volatility rate of 71.8% to 89.8%, risk free interest rate of 5.3% to 5.6%, and an expected life of 4 to 5 years.

              The following is a summary of nonqualified stock option activity for the year ended December 31, 2000 and 2001.

                                                                      Weighted-
                                                                       average
                                                       Number of      exercise
                                                        shares          price
                                                      -----------     ----------
              Outstanding at January 1, 2000           1,105,830      $    1.30
              Cancelled                                   (5,000)          2.50
              Exercised                                 (100,000)          0.001
              Granted                                    258,000           2.11
                                                      -----------
              Outstanding at December 31, 2000         1,258,830           1.56
              Cancelled                                  (95,000)          2.50
              Exercised                                 (390,830)          0.001
              Granted                                    366,661           1.46
                                                      -----------
              Outstanding at December 31, 2001         1,139,661           1.98
                                                      ===========

              The following table summarizes information about nonqualified stock options outside the plan which are outstanding at December 31, 2001:

                              Options outstanding              Options exercisable
                      ------------------------------------  --------------------------
                         Number     Weighted-
                      outstanding    average     Weighted-      Number       Weighted-
                          at        remaining     average   exercisable at    average
        Range of       December    contractual   exercise    December 31,    exercise
     exercise prices   31, 2001       life         price         2001          price
     ---------------  -----------  -----------   ---------  --------------   ---------

     $ 0.00 - 1.50       280,473    5.0 years    $   1.24        105,473     $   1.18
       1.51 - 3.00       759,188    3.4 years        2.07        509,088         2.06
       3.01 - 3.50       100,000    3.5 years        3.38         60,000         3.38
                      -----------                           --------------
         Total         1,139,661                                 674,561
                      ===========                           ==============

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

              During the year ended December 31, 2000 the Company modified 330,000 warrants by extending the remaining life until May 11, 2001. In accordance with this modification the Company recognized expense of $23,000.

              In connection with the private sales of common stock during 2001, the Company issued 325,000 warrants at an exercise price of $1.20 pursuant to a finder's fee agreement dated January 19, 2001. Pursuant to the amended finder's fee agreement dated May 22, 2001 the Company issued 210,000 warrants at an exercise price of $0.80 and is obligated to issue an additional 300,000 warrants at the same exercise price upon completion of that agreement.

         (f)  RECENT SALES OF COMMON STOCK

              The Company entered into an Exclusive Finder's Agreement (the "First Aura Agreement") dated as of January 19, 2001, with Aura (Pvt.) Ltd., a Pakistani corporation ("Aura") pursuant to which Aura agreed to use its best efforts to find purchasers of 1,300,000 shares of our common stock at a price of not less than $1.20 per share. Aura also agreed to purchase any of those shares at $1.20 per share if they were not sold to other purchasers. In consideration of the foregoing commitment, Ontro agreed to pay Aura a fee in common stock of five percent of shares sold (maximum 65,000 shares). The Company also agreed to appoint, and did appoint, an Aura nominee to its Board of Directors. The Company also agreed to issue Aura warrants to purchase up to 325,000
                                       35
              shares of common stock at a price of $1.20 per share, subject to compliance with Nasdaq Stock Market shareholder consent requirements. By June 30, 2001, Aura had purchased 745,000 shares common stock for cash at a price of $1.20 per share. Two other investors purchased 555,000 shares at a price of $1.20 per share. Aura introduced both investors to Ontro. The Company issued 65,000 shares of common stock to Aura in payment of its fee.

              Pursuant to a second Exclusive Finder's Agreement with Aura dated as of May 22, 2001, as amended (the "Second Aura Agreement") Aura agreed to use its best efforts to find one or more investors to purchase, or to purchase for its own account, a total of 2,000,000 shares of Ontro common stock at a price of not less than $ 0.80 per share. For its performance under the Second Aura Agreement, the Company agreed to pay Aura a fee in shares of common stock equal to five percent of the shares sold pursuant to the Second Aura Agreement. Ontro also agreed to issue Aura warrants to purchase up to a total of 510,000 shares for a price of $ 0.80 per share. The issuance of common stock pursuant to the Second Aura Agreement was approved by Ontro's shareholders in September, 2001 in accordance with The Nasdaq Stock Market's regulations. As of December 31, 2001, Ontro had sold a total of 908,792 shares of common stock to Aura pursuant to the Second Aura Agreement. The Company also issued 45,440 shares of common stock to Aura in payment of its fee.

(9)      IHI ACQUISITION

         The Company was party to a license agreement with IHI, an affiliated company through common ownership. This agreement granted the Company an exclusive worldwide license in perpetuity with respect to the patents and technology developed by IHI. The Company was obligated to prosecute infringement claims regarding the IHI technology and to defend any infringement claims brought against IHI or the Company. The license agreement required the Company to make annual continuing royalty payments to IHI.

         In March 1998 the Company entered into agreements with the IHI shareholders to utilize a portion of the proceeds of the IPO to purchase all of their shares of IHI common stock for $25 per share. The IHI shareholders also agreed to the termination of the license agreement and waived any royalties due.

         In May 1998 the Company acquired IHI. In accordance with Staff Accounting Bulletin No. 48, the acquisition has been accounted for as an acquisition of net assets recorded at historical cost and a return of equity to IHI shareholders of $397,900 for the difference between the amount paid and the historical cost of the net assets acquired. The net assets acquired by the Company consisted primarily of intellectual property related to the Company's integrated thermal technology.

         Net assets acquired are as follows:
             Patents                                            $       105,300
             Liabilities assumed                                        (22,000)
             Return of equity to IHI shareholders                       397,900
                                                                ----------------
             Purchase price                                     $       481,200
                                                                ================

(10)     RELATED PARTY TRANSACTIONS

         During 2000 and 2001, the Board of Directors authorized the issuance of and granted to members of its Board of Directors as compensation for services as directors 156,000 and 190,718 nonqualified stock options (outside the Plan), respectively, at prices ranging from $1.10 - $2.13 (Note 8).

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                    Age      Position with the Company
----                    ---      -------------------------
James L. Berntsen       45       Executive Vice President and Director
Kevin A. Hainley        45       Chief Financial Officer and Secretary
Mir Saied Kashani       36       Director
Douglas W. Moul         66       Director
James A. Scudder        45       President, Chief Executive Officer and Director
Michael S. Slocum       33       Vice President of Science and Engineering
Carroll E. Taylor       61       Director

James L. Berntsen, a co-founder of the Company has been a director of the Company since its inception in November, 1994. He currently serves as Executive Vice President.

Kevin A. Hainley was hired as Chief Financial Officer in December 1996. Prior to that he was Corporate Controller for HomeTown Buffet, Inc. from 1992 to 1996. He holds a Bachelor of Arts in Communications and Theology from the University of Portland and an MBA from Portland State University.

Mir Saied Kashani has been a director since May, 2000. He holds a Bachelor of Arts in Economics and Chemistry from Harvard College and a Law Degree from Harvard Law School. He has been an attorney for Foley & Lardner from 1998 until present and from 1997 to 1998 he worked for Habley Medical Technology Corporate directing overseas operations. From 1991 to 1997 he was a senior associate in the litigation department for Shearman & Sterling.

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

Michael S. Slocum has served as Vice President of Science and Engineering for the Company since May 2001. Dr. Slocum was hired by the Company as its Chief Scientist in July 1999. From January 1997 to current, Dr. Slocum has owned his own consulting firm, The Inventioneering Company, where he provides consulting services to numerous businesses on technical problems. From 1996 to 1998 he was chief scientist at ITT Space and Defense. He is currently an adjunct professor and a member of the graduate faculty at North Carolina State University. Dr. Slocum received his B.S.E.E.; M.S.E.E. and his Ph.D. in Physics from Trinity College, West Yorkshire, U.K. Dr. Slocum is currently an editor for the TRIZ Journal.

Carroll E. Taylor has been a director since September 1998. He holds a Bachelor of Science in Chemical Engineering from the University of Southern California and an MBA from the University of Cincinnati. He is a private investor.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth for the years indicated certain compensation of the Company's Chief Executive Officer and each of the other four (4) most highly-compensated of the Company's executive officers who earned or who were paid more than $100,000 in compensation in such years ("Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                               No. of shares
Name and                                                       underlying    Other Annual
Principal Position               Year  Salary           Bonus  Options       Compensation
-------------------------------- ----- --------------- ------- ------------- ------------
James L. Berntsen                2001  $ 152,600 (1)       --      91,328    $    1,000
Executive Vice President         2000    155,100           --      43,082         1,000
                                 1999    155,600       20,000      20,000         1,000

Ann T. Davern (2)                2001     84,800           --          --            --
Vice President of Manufacturing  2000    127,400           --      33,548            --
                                 1999    128,700       11,225      24,050            --

Kevin A. Hainley                 2001    155,800 (3)       --      85,192            --
Chief Financial Officer          2000    114,200           --      50,384            --
                                 1999    129,900           --      46,500            --

James A. Scudder                 2001    187,700 (4)       --      93,219         1,800
Chief Executive Officer          2000    181,600           --      43,596         1,800
and President                    1999    181,600       20,000      20,000         1,800

Michael S. Slocum                2001    161,300 (5)       --      87,000            --
Vice President of Science and    2000    135,500           --      34,000            --
Engineering                      1999      4,400           --      51,000            --

(1)  Includes $6,200 of deferred salary from the fourth quarter of 2000.
(2)  Ms. Davern resigned in May 2000.
(3)  Includes $15,600 of deferred salary from the fourth quarter of 2000.
(4)  Includes $7,200 of deferred salary from the fourth quarter of 2000.
(5)  Includes $6,000 of deferred salary from the fourth quarter of 2000.

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning stock option grants made to the Company's Chief Executive Officer and each of the other Named Executive Officers during the fiscal year ended December 31, 2001. No stock appreciation rights were granted or exercised during such fiscal year.

                     Number of     Percent of
                     Securities    Total Options
                     Underlying    Granted          Exercise or
                     Options       To Employees     Base Price
Name                 Granted (1)   In Fiscal Year   per Share       Expiration
--------------------------------------------------------------------------------
James L.. Berntsen   91,328               17.7%     $ 0.81 - 1.70      2006
Ann T. Davern        40,000                7.8%          0.94          2004
Kevin A. Hainley     85,192               16.5%       1.27 - 1.81      2006
James A. Scudder     93,219               18.1%       0.81 - 1.70      2006
Michael S. Slocum    87,000               16.9%       1.10 - 1.27      2006

(1) Includes a performance-based option grant to each current executive which vests either 100% or some prorata amount on July 1, 2002 based on the percentage of accomplishment of predetermined performance goals.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

The following table sets forth information concerning exercises of options and the fiscal year end option values during the fiscal year ended December 31, 2001 with respect to the Company's Chief Executive Officer and each of the other Named Executive Officers. No options or stock appreciation rights were exercised or outstanding during such fiscal year.

                          Number of Securities           Value of Unexercised
                        Underlying Unexercised              In-The-Money
                          Options At 12-31-01            Options At 12-31-01
Name                  Exercisable    Unexercisable   Exercisable   Unexercisable
-------------------   -----------    -------------   -----------   -------------
James L. Berntsen       154,410         80,000       $   6,000         30,400
Ann T. Davern           159,598             --          28,400             --
Kevin A. Hainley        212,076         80,000          31,200         30,400
James A. Scudder        156,815         80,000           7,043         30,400
Michael S. Slocum        78,333         93,667              --         37,300

The Company has employment agreements with Messrs. Scudder and Berntsen. Mr. Scudder's employment agreement provides for his employment by the Company as its President, Chief Executive Officer and Chairman of the Board at a current salary of $168,300. Mr. Berntsen's employment agreement provides for his employment by the Company as its Executive Vice President at a current salary of $144,200. Messrs. Scudder and Berntsen are party to agreements providing for an initial term expiring on August 31, 1999 and such agreements were extended by the Board of Directors for a term ending August 31, 2003. Each officer may receive bonuses awarded in the discretion of the Board of Directors. The agreements do not provide for any fixed or formula bonuses to be paid to the officers. The employment agreements provide that Messrs. Scudder and Berntsen may, at their election, receive a severance payment equal to 299% of their average annual base salary and bonuses during the preceding five year period in the event of a change of control as defined in their employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Set forth below is certain information concerning the ownership of the Company's Common Stock as of March 1, 2002, by (i) all persons known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, the persons named have sole voting and investment power with respect to the securities owned by them.

 Name and Address                       Number of Shares         Percent of
of Shareholder (1)                     Beneficially Owned     Outstanding Shares
------------------                     ------------------     ------------------

James L. Berntsen                         575,533 (2)               5.8%
Kevin A. Hainley                          232,076 (3)               2.3%
Mir Saied Kashani                          11,088 (4)                *
Douglas W. Moul                           104,625 (5)               1.0%
James A. Scudder                          678,089 (6)               6.8%
Michael S. Slocum                          78,333 (7)                *
Carroll E. Taylor                         101,320 (8)               1.0%
Aura (Pvt.) Ltd.                        4,439,453 (9)              37.6%
70 C 1 Gulberg 3
Lahore Pakistan
All Directors and Executive             1,702,731 (10)             17.1%
Officers as a Group (7 Persons)

*    Less than 1%
(1) The address for all directors and executive officers is 13250 Gregg Street, Poway, California, 92064.
(2) Includes 154,410 shares subject to stock options exercisable within 60 days of March 1, 2002.
(3) Includes 212,076 shares subject to stock options exercisable within 60 days of March 1, 2002.
(4) Includes 9,088 shares subject to stock options exercisable within 60 days of March 1, 2002.
(5) Includes 90,673 shares subject to stock options exercisable within 60 days of March 1, 2002.
(6) Includes 156,815 shares subject to stock options exercisable within 60 days of March 1, 2002.
(7) Includes 78,333 shares subject to stock options exercisable within 60 days of March 1, 2002.
(8) Includes 90,673 shares subject to stock options exercisable within 60 days of March 1, 2002.
(9) Includes 835,000 warrants; 340,000 units to purchase common stock and warrants, and 659,662 shares subject to a finder's fee agreement--all exercisable within 60 days of March 1, 2002.
(10) Includes 713,735 shares subject to stock options exercisable within 60 days of March 1, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

EXHIBIT                        TITLE
NO.
-------                        -----

   4.2   Form of Representative's Options. (1)
   4.4   Form of Common Stock Certificate. (1)
  10.1 Employment Agreement between the Company and James A. Scudder, dated September 1, 1996. (1)
  10.2 Employment Agreement between the Company and James L. Berntsen, dated September 1, 1996. (1)
  10.3   The Company's 1996 Omnibus Stock Plan. (1)
  10.4   1996 Omnibus Stock Plan Form of Incentive Stock Option Agreement. (1)
  10.5   1996 Omnibus Stock Plan Form of Nonqualified Stock Option Agreement.
         (1)
  10.6   1996 Omnibus Stock Plan Form of Restricted Stock Purchase Agreement.
         (1)
  10.7 Form of Option Agreement with Advisory Board Members listed on attached schedule. (1)
  10.9   Option Agreement with David A. Fisher, dated January 6, 1997. (1)
  10.10  Form of Employee Proprietary Information Agreements. (1)
  10.11  Lease for the Company's proposed facility dated August 7, 1997. (1)
  10.12 Exclusive Finder's Fee Agreement dated as of January 19, 2001 between the Company and Aura (Pvt.) Ltd. (2)
  10.13 Stock Purchase Agreement dated April 27, 2001 between the Company and Aura (Pvt.) Ltd. (2)
  10.14 Stock Purchase Agreement dated January 26, 2001 between the Company and Joseph Giamanco (2)
  10.15 Stock Purchase Agreement dated May 1, 2001 between the Company and The Mahmud Trust (2)
  10.16 Stock Purchase Agreement dated June 19, 2001 between the Company and Aura (Pvt.) Ltd. (2)
  10.17 Exclusive Finder's Fee Agreement dated as of May 22, 2001 between the Company and Aura (Pvt.) Ltd. (3)
  10.18 First Amendment to Exclusive Finder's Fee Agreement dated as of May 22, 2001 between the Company and Aura (Pvt.) Ltd. (3)
  23.1   Consent of KPMG Peat Marwick LLP, Independent Public Accountants.
  24.1   Form of Power of Attorney. (1)

(1) Incorporated by reference from exhibits filed with the Company's Registration Statement on Form SB-2 (File No. 333-39253) declared effective by the Securities Exchange Commission on May 11, 1998.
(2) Incorporated by reference to Ontro's Quarterly report on Form 10-QSB for the period ended June 30, 2001.
(3) Incorporated by reference to Ontro's Quarterly report on Form 10-QSB for the period ended September 30, 2001.

REPORTS ON FORM 8-K.

None
                                       40

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ONTRO, INC
          Registrant

         By: /s/ JAMES A. SCUDDER                                 March 28, 2002
             -------------------------------------
             James A. Scudder
             President and Chief Executive Officer
             (Principal Executive Officer)

         By: /s/ KEVIN A. HAINLEY                                 March 28, 2002
             -------------------------------------
             Kevin A. Hainley
             Chief Financial Officer
             (Principal Financial and Accounting
              Officer)

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                   Title                Date
                ---------                   -----                ----

          /s/ JAMES L. BERNTSEN            Director         March 28, 2002
          -----------------------------
              James L. Berntsen

          /s/ MIR SAIED KASHANI            Director         March 28, 2002
          -----------------------------
              Mir Saied Kashani

          /s/ DOUGLAS W. MOUL              Director         March 28, 2002
          -----------------------------
              Douglas W. Moul

          /s/ JAMES A. SCUDDER             Director         March 28, 2002
          -----------------------------
              James A. Scudder

          /s/ CARROLL E. TAYLOR            Director         March 28, 2002
          -----------------------------
              Carroll E. Taylor