Form 10QSB
period 2002-03-31
ONTRO INC
filed 2002-05-15
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period ended MARCH 31, 2002

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

As of May 1, 2002 there are 10,458,554 shares of common stock outstanding.

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

PART I  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                 ONTRO, INC.
                                       (A Development Stage Enterprise)

                                         Consolidated Balance Sheets


                                                                             March 31,          December 31,
                                                                               2002                 2001
                                                                           -------------        -------------
                                      ASSETS                                (unaudited)
   Current assets:
     Cash and cash equivalents                                             $      7,900               48,900
     Accounts receivable                                                         60,200              151,700
     Prepaid expenses and other current assets                                  111,500               82,600
                                                                           -------------        -------------
          Total current assets                                                  179,600              283,200

Property and equipment, net                                                   2,101,100            2,305,500
Deposits and other assets                                                        19,100               19,100
Intangible assets, net                                                          374,700              369,000
                                                                           -------------        -------------
                                                                           $  2,674,500            2,976,800
                                                                           =============        =============
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                  $    178,200              122,700
    Current portion of capital lease obligations                                  3,600                3,500
                                                                           -------------        -------------
          Total current liabilities                                             181,800              126,200

Capital lease obligations, excluding current portion                              3,900                4,800
Accrued rent                                                                     23,000               24,700
                                                                           -------------        -------------
          Total liabilities                                                     208,700              155,700
                                                                           -------------        -------------


Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, no
        shares issued                                                              --                   --
     Common stock, no par value, 20,000,000 shares authorized
       10,112,491 and 9,504,183 shares issued and outstanding as of
       March 31, 2002 and December 31, 2001, respectively                    20,461,300           19,997,300
     Additional paid-in capital                                               1,157,800            1,157,800
     Deficit accumulated during the development stage                       (19,148,100)         (18,325,900)
     Deferred compensation                                                       (5,200)              (8,100)
                                                                           -------------        -------------
            Total shareholders' equity                                        2,465,800            2,821,100
                                                                           -------------        -------------

                                                                           $  2,674,500            2,976,800
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

                                             ONTRO, INC.
                                  (A Development Stage Enterprise)

                                Consolidated Statements of Operations
                                             (unaudited)

                                                      For the three months
                                                           ended March 31           From inception
                                                   ----------------------------   (November 8,1994)
                                                       2002             2001      to March 31, 2002
                                                   -----------      -----------  ------------------
Revenues                                           $     1,700           43,300          400,700
                                                   ------------     ------------     ------------

Operating expenses:
     Research and development                          466,400          590,700        9,191,600
     Marketing, general and administrative             356,500          424,500       10,651,900
                                                   ------------     ------------     ------------
          Total operating expenses                     822,900        1,015,200       19,843,500
                                                   ------------     ------------     ------------

Other income (expense)
     Interest expense                                   (1,100)            (800)        (494,500)
     Interest income                                       100            3,300          789,200
                                                   ------------     ------------     ------------
          Total other income (expense)                  (1,000)           2,500          294,700
                                                   ------------     ------------     ------------
          Net loss                                 $  (822,200)        (969,400)     (19,148,100)
                                                   ============     ============     ============

          Basic and diluted net loss per share     $     (0.09)           (0.14)
                                                   ============     ============

Weighted average shares outstanding                  9,620,889        7,111,448
                                                   ============     ============


                 See accompanying notes to consolidated financial statements.


                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                                  From inception
                                                                                 For the three months           (November 8, 1994)
                                                                                   ended March 31,                 to March 31,
                                                                               2002               2001                 2002
                                                                           ------------        ------------        ------------
Cash flows from operating activities:
    Net loss                                                               $  (822,200)           (969,400)        (19,148,100)
    Adjustments to reconcile net loss to cash used in operating activities, excluding effect of acquisition in 1998:
       Depreciation and amortization                                           217,600             230,900           3,084,900
       Amortization of deferred financing costs                                   --                  --               195,800
       Issuance of common stock for services                                       800              17,000             462,000
       Compensation for stock options and certain warrants                       2,900               9,800             904,700
       Decrease (increase) in accounts receivable                               91,500                --               (60,200)
       Increase in prepaid expense and other
         current assets                                                        (28,900)            (18,800)           (111,500)
       Increase in deposits and other assets                                      --                  --               (19,100)
       Increase (decrease) in accounts payable and accrued expenses             55,500            (133,500)            156,200
       Increase (decrease)  in accrued rent                                     (1,700)                700              23,000
                                                                           ------------        ------------        ------------
            Net cash used in operating activities                             (484,500)           (863,300)        (14,512,300)
                                                                           ------------        ------------        ------------
 Cash flows from investing activities:
     Acquisition of business                                                      --                  --              (481,200)
     Intangible assets                                                         (14,600)             (9,600)           (399,200)
     Purchase of property and equipment                                         (4,300)             (7,000)         (4,835,300)
     Purchase of investments held to maturity                                     --                  --           (16,372,100)
     Proceeds from sale of investments held to maturity                           --                  --            16,373,100
                                                                           ------------        ------------        ------------
     Net cash used in investing activities                                     (18,900)            (16,600)         (5,714,700)
                                                                           ------------        ------------        ------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock and warrants                   463,200             156,200          20,798,600
     Net proceeds from issuable common stock                                      --               448,600                --
     Deferred offering costs                                                      --                  --              (349,300)
     Proceeds from notes payable                                                  --                  --             2,252,500
     Payments on notes payable                                                    --                  --            (2,252,500)
     Payments on capital lease obligations                                        (800)               (700)           (214,400)
                                                                           ------------        ------------        ------------
          Net cash provided by financing activities                            462,400             604,100          20,234,900
                                                                           ------------        ------------        ------------
Net increase (decrease) in cash and cash equivalents                           (41,000)           (275,800)              7,900
Cash and cash equivalents, beginning of period                                  48,900             480,300                --
                                                                           ------------        ------------        ------------
Cash and cash equivalents, end of period                                   $     7,900             204,500               7,900
                                                                           ============        ============        ============
Supplemental disclosure of cash flow information -
     cash paid during the period for interest                              $     1,100                 800             255,500
                                                                           ============        ============        ============
Supplemental disclosure of non-cash transactions:
     Equipment acquired under capital lease                                $      --                  --               221,900
     Warrants issued in connection with debt                                      --                  --               195,800
Detail of acquisition:
     Patents acquired                                                             --                  --               105,300
     Liabilities assumed                                                          --                  --               (22,000)
Return of equity to IHI shareholders                                              --                  --               397,900
                                                                           ------------        ------------        ------------
         Cash paid for acquisition                                         $      --                  --               481,200
                                                                           ============        ============        ============

See accompanying notes to consolidated financial statements.

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes To Consolidated Financial Statements
                                   (unaudited)
                                 March 31, 2002
THE COMPANY

         We have been engaged in the research and development of self-heating technologies. We have a unique proprietary technology which we have incorporated into a proposed product line of fully contained self-heating beverage containers designed to heat liquid contents such as coffee, tea, hot chocolate, soups, and alcoholic beverages.

         Our products are still in development and are not currently sold commercially. Accordingly, our operations have been directed primarily toward raising capital, marketing to potential customers, research and development, acquiring operating assets, and production of sample and prototype containers.

         We have been unprofitable and have generated limited revenues from the sale of products or services since inception. We expect to incur losses as we continue our development activities and pursue commercialization of our technologies. Our future success is dependent upon our ability to develop, manufacture and market our products and, ultimately, upon our ability to attain future profitable operations.

BASIS OF PREPARATION

         The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In our opinion, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of March 31, 2002, and the results of operations for the three month periods ended March 31, 2002 and 2001. The results of operations for the period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2001.

         The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

NET LOSS PER SHARE

         The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Stock options and warrants totaling 2,826,608 and 5,421,487 were excluded from the computations of diluted net loss per share for the three months ended March 31, 2002 and 2001 respectively, as their effect is antidulutive.

NEW ACCOUNTING STANDARDS

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

SUBSEQUENT EVENT

         On May 7, 2002 the Company received proceeds of $510,000 from the sale of 425,000 shares of common stock at $1.20 per share in a private placement transaction.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         Net loss for the quarter ended March 31, 2002 was $822,200 or $0.09 per weighted average share outstanding, compared to a net loss of $969,400 or $0.14 per weighted average share outstanding for the same period in 2001. Net loss from inception (November 8, 1994) to March 31, 2002 was $19,148,100.

         The Company earned revenues of $1,700 and $43,300 in the first quarter of 2002 and 2001, respectively. These revenues related to various research and development services provided to our customers.

         Operating expenses were $822,900 and $1,015,200 for the quarters ended March 31, 2002 and 2001 respectively.

         Research and development expenses decreased $124,300 to $466,400 for the quarter ended March 31, 2002 compared to $590,700 for the same period in 2001. The decrease for the quarter was due to reductions in salaries, wages, and consulting fees as well as a reduction of spending on supplies and operating expenses.

         Marketing, general and administrative expenses decreased $68,000 to $356,500 for the quarter ended March 31, 2002 compared to $424,500 for the same period in 2001. The decrease for the quarter is due to decreases in consulting and legal services.

         Interest expense was $1,100 for the quarter ended March 31, 2002 compared to $800 for the same period in 2001.

         Interest income decreased $3,200 to $100 for the first quarter ended March 31, 2002 compared to $3,300 for the same period in 2001. Interest income continued to decrease as a result of a decreasing cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through public and private sales of equity securities. As of March 31, 2002, the Company's cash and cash equivalents and investments totaled $7,900.

         Primary uses of cash and cash equivalents for the three months ended March 31, 2002 included $484,500 for our operations and working capital requirements, patent costs of $14,600, and purchase of property and eqiupment of $4,300. We plan to continue our policy of investing excess funds in short and long-term investment-grade, interest-bearing instruments.

         Our future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of our sales and marketing activities and our progress in research and development activities, none of which can be predicted with certainty. We anticipate existing capital resources and cash to be generated from executory contracts for the sale of our securities will only be sufficient to meet our cash requirements for the next several months at our current level of operations.

         The independent report dated February 20, 2002 included in our December 31, 2001 annual report on Form 10-QSB contained the following explanatory paragraph:

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

         We are seeking additional funding. In the first quarter of 2002 we sold 579,009 shares of common stock at $0.80 per share for total proceeds of $463,200. During April and May of 2002 we sold 771,063 shares of common stock at $0.80 and $1.20 per share for total proceeds of $276,900 and $510,000, respectively. We are continuing our efforts to sell common stock in private placement transactions in order to fund our current operations. There can be no assurance any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, we may be required to reduce or suspend our operations, seek an acquisition partner, sell even greater amounts of our securities on terms that would likely be highly dilutive, or go out of business. We have experienced in the past, and may experience in the future, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.

                                  RISK FACTORS

CONTINUED LOSSES COULD CAUSE INSOLVENCY

         We have experienced operating losses in each fiscal period since our founding in 1994. As of March 31, 2002, we had a deficit accumulated in the development stage of approximately $19.1 million. We expect to incur additional operating losses at least through 2002 and possibly thereafter. We have generated no significant revenues from operations. Absent the investment of additional capital, we may become insolvent and be forced to cease all operations before we can begin to generate profits from the sale of self-heating containers employing our technology.

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

         We do not have any established bank financing arrangements and do not expect to obtain bank financing in the foreseeable future. We intend to finance continued development and marketing activities through additional sales of securities as well as license agreements, distribution agreements, strategic alliances and other arrangements with third parties. There can be no assurance such securities will be purchased or such license, distribution, marketing, strategic, or other collaborative arrangements will be established, or that additional funds will be available at any price. If adequate funds are not available, we may be required to relinquish technology rights or go out of business. Our future cash requirements will be affected by the results of potential customers' market studies, collaborative relationships, if any, changes in the focus and direction of our research and development programs, competitive and technological advances, and other factors.

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

WE HAVE NOT YET DEVELOPED A COMMERCIAL PRODUCT AND MAY PROVE UNABLE TO DO SO

         We are a development stage enterprise. None of our products have been placed in commercial production and we have not begun to generate operating revenues from royalties. Our first anticipated commercial product is a self-heating beverage container which will require successful completion of marketing studies and establishment of larger scale production facilities before it will likely be introduced in the marketplace in any significant quantities. We do not know if we will be able to develop and profit from the self-heating beverage container or any of our other potential products under development. We do not know when or if our target customers will begin to market their products in self-heating containers employing our technology.

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

                            PART II OTHER INFORMATION

       ITEM 1.     LEGAL PROCEEDINGS

       None

       ITEM 2.     CHANGES IN SECURITIES

         During the first quarter of 2002 the Board of Directors authorized the issuance of an aggregate of 348 shares of restricted common stock to the Company's legal counsel, as consideration for a portion of legal counsel's monthly legal services. In addition during the first quarter of 2002 the Company sold 579,009 shares of the Company's common stock to an investor at $0.80 per share and issued 28,951 shares as a commission pursuant to a finders' fee agreement with that investor. The Company relied upon the exemptions provided by Sections 4(2) and 3(b) of the Securities Act and Regulation D adopted by the SEC thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.     OTHER INFORMATION

Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ONTRO, INC
                                    Registrant

         May 13, 2002               By: /s/ JAMES A. SCUDDER
                                    --------------------------------------
                                    James A. Scudder
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)

         May 13, 2002               By: /s/ KEVIN A. HAINLEY
                                    --------------------------------------
                                    Kevin A. Hainley
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)