Form 10QSB
period 2002-06-30
ONTRO INC
filed 2002-08-14
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period ended JUNE 30, 2002

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

As of August 1, 2002 there are 10,922,965 shares of common stock outstanding.

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                             ONTRO, INC.
                                   (A Development Stage Enterprise)

                                     Consolidated Balance Sheets

                                                                        June 30, 2002    December 31,
                                       ASSETS                            (unaudited)         2001
                                                                        -------------   -------------
Current assets:
       Cash and cash equivalents                                        $    269,000          48,900
       Accounts receivable                                                        --         151,700
       Prepaid expenses and other current assets                             137,200          82,600
                                                                        -------------   -------------
            Total current assets                                             406,200         283,200

Property and equipment, net                                                1,900,700       2,305,500
Deposits and other assets                                                     19,400          19,100
Intangible assets, net                                                       383,600         369,000
                                                                        -------------   -------------

                                                                        $  2,709,900       2,976,800
                                                                        =============   =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                            $    141,700         122,700
       Deferred revenue                                                       35,000              --
       Current portion of capital lease obligations                            3,600           3,500
                                                                        -------------   -------------
            Total current liabilities                                        180,300         126,200

Capital lease obligations, excluding current portion                           3,000           4,800
Accrued rent                                                                  20,700          24,700
                                                                        -------------   -------------
            Total liabilities                                                204,000         155,700
                                                                        -------------   -------------

Shareholders' equity:
       Preferred stock, no par value, 5,000,000 shares authorized, no
        shares issued                                                             --              --
       Common stock, no par value, 20,000,000 shares authorized
         10,922,965 and 9,504,183 shares issued and outstanding as of
         June 30, 2002 and December 31, 2001, respectively                21,249,700      19,997,300
       Additional paid-in capital                                          1,157,800       1,157,800
       Deficit accumulated during the development stage                  (19,897,900)    (18,325,900)
       Deferred compensation                                                  (3,700)         (8,100)
                                                                        -------------   -------------
            Total shareholders' equity                                     2,505,900       2,821,100
                                                                        -------------   -------------

                                                                        $  2,709,900       2,976,800
                                                                        =============   =============

See accompanying notes to consolidated financial statements.

                                                  3

                                                          ONTRO, INC.
                                               (A Development Stage Enterprise)

                                             Consolidated Statements of Operations
                                                          (unaudited)

                                                   For the three months            For the six months         From inception
                                                      ended June 30,                  ended June 30,        (November 8, 1994)
                                              -----------------------------   -----------------------------    to June 30,
                                                   2002            2001            2002            2001            2002
                                              -------------   -------------   -------------   -------------   -------------
Revenues                                      $     11,000              --          12,700          43,300         411,700
                                              -------------   -------------   -------------   -------------   -------------
Operating expenses:
      Research  and development                    454,600         569,500         921,000       1,160,100       9,646,200
      Marketing, general and administrative        306,600         374,000         663,100         798,500      10,958,500
                                              -------------   -------------   -------------   -------------   -------------
            Total operating expenses               761,200         943,500       1,584,100       1,958,600      20,604,700
                                              -------------   -------------   -------------   -------------   -------------
Other income (expense):
      Interest expense                                (700)           (800)         (1,800)         (1,600)       (495,200)
      Interest income                                1,100           4,600           1,200           7,900         790,300
                                              -------------   -------------   -------------   -------------   -------------
            Total other income (expense)               400           3,800            (600)          6,300         295,100
                                              -------------   -------------   -------------   -------------   -------------
                 Net loss                     $   (749,800)       (939,700)     (1,572,000)     (1,909,000)    (19,897,900)
                                              =============   =============   =============   =============   =============
Basic and diluted net loss per share          $      (0.07)          (0.12)          (0.15)          (0.25)
                                              =============   =============   =============   =============
Weighted average shares outstanding             10,624,884       7,946,225      10,178,814       7,534,267
                                              =============   =============   =============   =============

See accompanying notes to consolidated financial statements.

                                                              4

                                                   ONTRO, INC.
                                         (A Development Stage Enterprise)

                                      Consolidated Statements of Cash Flows
                                                   (unaudited)

                                                                     For the six months ended       From inception
                                                                             June 30,             (November 8, 1994)
                                                                   ----------------------------       to June 30,
                                                                       2002             2001             2002
                                                                   ------------     ------------     ------------
Cash flows from operating activities:
Net loss                                                           $(1,572,000)      (1,909,000)     (19,897,900)
Adjustments to reconcile net loss to cash used in operating
  activities, excluding effect of acquisition in 1998:
       Depreciation and amortization                                   428,800          462,200        3,296,100
       Amortization of deferred financing costs                             --               --          195,800
       Issuance of common stock for services                             2,300           39,700          463,500
       Compensation for stock options and certain warrants               4,400           17,500          906,200
       Decrease in accounts receivable                                 151,700               --               --
       Increase in prepaid expenses and other current assets           (54,600)         (28,000)        (137,200)
       Increase in deposits and other assets                              (300)              --          (19,400)
       Increase (decrease) in accounts payable and accrued
         expenses                                                       19,000          (58,000)         119,700
       Increase in deferred revenue                                     35,000               --           35,000
       Increase (decrease) in accrued rent                              (4,000)             600           20,700
                                                                   ------------     ------------     ------------
             Net cash used in operating activities                    (989,700)      (1,475,000)     (15,071,500)
                                                                   ------------     ------------     ------------
Cash flows from investing activities:
       Acquisition of business                                              --               --         (481,200)
       Intangible assets                                               (32,900)         (22,200)        (417,500)
       Purchase of property and equipment                               (5,700)         (67,000)      (4,836,700)
       Purchase of investments held to maturity                             --               --      (16,372,100)
       Proceeds from sale of investments held to maturity                   --               --       16,373,100
                                                                   ------------     ------------     ------------
            Net cash used in operating activities                      (38,600)         (89,200)      (5,734,400)
                                                                   ------------     ------------     ------------
Cash flows from financing activities:
       Net proceeds from issuance of common stock and warrants       1,250,100        1,503,700       21,585,500
       Net proceeds from issuable common stock                              --           56,600               --
       Deferred offering costs                                              --               --         (349,300)
       Proceeds from notes payable                                          --               --        2,252,500
       Payments on notes payable                                            --               --       (2,252,500)
       Payments on capital lease obligations                            (1,700)          (1,500)        (215,300)
                                                                   ------------     ------------     ------------
            Net cash provided by financing activities                1,248,400        1,558,800       21,020,900
                                                                   ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents                   220,100           (5,400)         269,000
Cash and cash equivalents, beginning of period                          48,900          480,300               --
                                                                   ------------     ------------     ------------
Cash and cash equivalents, end of period                           $   269,000          474,900          269,000
                                                                   ============     ============     ============

Supplemental disclosure of cash flow information -
       Cash paid during the period for interest                    $     1,800            1,600          256,200
                                                                   ============     ============     ============
Supplemental disclosure of non-cash transactions:
       Equipment acquired under capital lease                      $        --               --          221,900
       Warrants issued in connection with debt                              --               --          195,800
Detail of acquisition:
       Patents acquired                                            $        --               --          105,300
       Liabilities assumed                                                  --               --          (22,000)
       Return of equity to IHI shareholders                                 --               --          397,900
                                                                   ------------     ------------     ------------
              Cash paid for acquisition                            $        --               --          481,200
                                                                   ============     ============     ============

See accompanying notes to consolidated financial statements.

                                                        5

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes To Consolidated Financial Statements
                                   (unaudited)
                                  June 30, 2002

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

BASIS OF PREPARATION

     The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In our opinion, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of June 30, 2002, and the results of operations for the three and six month periods ended June 30, 2002 and 2001. The results of operations for the period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2001.

     The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

DEFERRED REVENUE

     In April 2002, the Company executed a contract with a customer to provide research and development services for approximately $53,000. Revenues on this contract are recognized as services are performed. During the quarter ended June 30, 2002 the Company received $45,000 from the customer, of which $10,000 was earned and recorded as revenue, with the remaining $35,000 recorded as deferred revenue as of June 30, 2002. The Company expects to complete services under this contract in the quarter ended September 30, 2002.

NET LOSS PER SHARE

     The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Stock options and warrants totaling 3,152,777 and 2,117,542 were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2002 and 2001 respectively, as their effect is antidulutive.

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

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted Statement No. 144 on January 1, 2002. The adoption of Statement No. 144 did not have a material impact on our financial postion or results of operations.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 updates, clarifies and simplifies existing accounting pronouncements including rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. We do not expect this standard to have a material effect on our financial statements.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. Statement No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that Statement No. 146 was issued in June 2002 and is not yet effective, the impact on our financial position or results of operations from adopting Statement No. 46 has not been determined.

SUBSEQUENT EVENT

     In July 2002 we received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") of its determination to de-list our common stock from the Nasdaq SmallCap Market. We intend to appeal Nasdaq's determination at a hearing scheduled for September 12, 2002, however, there is no assurance that we will be successful in our appeal. The Nasdaq's determination to de-list our securities is based upon its allegation that there are public interest and investor protection concerns under the NASD Marketplace Rules 4300 and 4330(a)(3) that our largest shareholder and certain persons allegedly affiliated with it are able to exert direct or indirect influence over our operations. (See "Risk Factors--We May Be De-Listed From Nasdaq Resulting in a Loss of Liquidity for Our Common Stock")

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

      Net loss for the quarter ended June 30, 2002 was $749,800 or $0.07 per weighted average share outstanding, compared to a net loss of $939,700, or $0.12 per weighted average share outstanding for the same period in 2001. Net loss for the six months ended June 30, 2002 was $1,572,000 or $0.15 per weighted average share outstanding compared to $1,909,000 or $0.25 per weighted average share outstanding in 2001. Net loss from inception (November 8, 1994) to June 30, 2002 was $19,897,900.

      During the three months ended June 30, 2002 and 2001 the Company earned revenues of $11,000 and $0, respectively. During the six months ended June 30, 2002 and 2001 the Company earned revenues of $12,700 and $43,300, respectively. These revenues related to payments by customers for research and development services.

      Operating expenses were $761,200 and $943,500 for the quarters ended June 30, 2002 and 2001 respectively. Operating expenses were $1,584,100 and $1,958,600 for the six months ended June 30, 2002 and 2001, respectively.

      Research and development expenses decreased to $454,600 for the quarter ended June 30, 2002 from $569,500 for the same period in 2001 and decreased to $921,000 for the six month period ended June 30, 2002 from $1,160,100 in 2001. The decreases for the quarter and six month period were due to reductions in salaries, wages, and consulting fees as well as a reduction of spending on supplies and operating expenses.

      Marketing, general and administrative expenses decreased to $306,600 for the quarter ended June 30, 2002 from $374,000 for the same period in 2001 and decreased to $663,100 for the six month period ended June 30, 2002 from $798,500 for the same period in 2001. The decreases for the quarter and six month period were due to decreases in salaries as well as consulting fees and legal services.

      Interest expense was $700 for the quarter ended June 30, 2002 compared to $800 for the same period in 2001 and was $1,800 for the six months ended June 30, 2002 compared to $1,600 in 2001.

      Interest income was $1,100 for the quarter ended June 30, 2002 compared to $4,600 for the same period in 2001 and was $1,200 for the six months ended June 30, 2002, compared to $7,900 for the same period ending in 2001. Interest income continues to decrease as a result of a decreasing cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through public and private sales of equity securities. As of June 30, 2002, the Company's cash and cash equivalents totaled $269,000.

     Primary uses of cash and cash equivalents for the six months ended June 30, 2002 included $989,700 for our operations and working capital requirements, patent costs of $32,900, and purchase of property and eqiupment of $5,700. We plan to continue our policy of investing excess funds in short and long-term investment-grade, interest-bearing instruments.

     Our future cash requirements will depend upon numerous factors, including the amount of revenues generated from operations (if any), the cost of our sales and marketing activities and our progress in research and development activities, none of which can be predicted with certainty. We anticipate existing capital resources will only be sufficient to meet our cash requirements for the next several weeks at our current level of operations.

     The independent auditors' report dated February 20, 2002 included in our December 31, 2001 annual report on Form 10-KSB contained the following explanatory paragraph:

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

     We are seeking additional funding. During the six months ended June 30, 2002 we sold 925,072 shares of common stock to Aura (Pvt.) Ltd. at $0.80 per share for total proceeds of $740,000 and 425,000 shares of common stock at $1.20 per share for total proceeds of $510,000. We are continuing our efforts to sell common stock in private placement transactions in order to fund our current operations. There can be no assurance any additional funding will be available on acceptable terms, or at all. Moreover, if additional financing is not available, we may be required to reduce or suspend our operations, seek an acquisition partner, sell even greater amounts of our securities on terms that would likely be highly dilutive, or go out of business. We have experienced in the past, and may experience in the future, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.

                                  RISK FACTORS

CONTINUED LOSSES COULD CAUSE INSOLVENCY

     We have experienced operating losses in each fiscal period since our founding in 1994. As of June 30, 2002, we had a deficit accumulated in the development stage of approximately $19.9 million. We expect to incur additional operating losses at least through 2002 and possibly thereafter. We have generated no significant revenues from operations. Absent the investment of additional capital, we may become insolvent and be forced to cease all operations before we can begin to generate profits from the sale of self-heating containers employing our technology.

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

WE MAY BE DELISTED FROM NASDAQ RESULTING IN A LOSS OF LIQUIDITY FOR OUR COMMON STOCK

     Our common stock is currently listed on the Nasdaq SmallCap Market (the "SmallCap Market") under symbol "ONTR." A SmallCap Market issuer must maintain, INTER ALIA, a minimum bid price of $1.00 per share, have at least 500,000 shares in public float, maintain an aggregate market value of publicly held shares of $1,000,000, and have $2,500,000 in stockholders' equity or $35,000,000 in market value of listed securities or $500,000 in net income from continuing operations (in the latest fiscal year or 2 out of the last 3 fiscal years). There is no assurance that we will be able to meet all of these and other applicable SmallCap continued listing criteria.

     On July 31, 2002 we received a notice from the Nasdaq Listing Investigations Department (the "Staff") informing the Company of the Staff's determination to de-list our common stock from the SmallCap Market. The Staff invoked its broad discretionary authority under the National Association of Securities Dealers, Inc. ("NASD") Marketplace Rules 4300 and 4330 as the basis of its determination to de-list the Company's securities and cited public interest and investor protection concerns that the Company's largest shareholder and certain persons allegedly affiliated with it are able to exert direct or indirect influence over the Company's operations. The Company was notified that its securities would be de-listed from the SmallCap Market at the opening of business on August 8, 2002. However, we intend to appeal the Staff's determination to de-list our securities from the SmallCap Market. To that end, we have requested and have been granted an oral hearing before a Nasdaq Listing Qualification Panel (the "Panel") to appeal said determination. In accordance with NASD Rule 4820(a), the de-listing of our securities will be stayed pending the appeal and the Panel's decision. We intend to present a plan of compliance which will address the SmallCap Market continued listing criteria, in general, and the Staff's concerns set forth in the de-listing letter, in particular. We further intend to request an extension from the Staff's de-listing schedule to afford the Company a reasonable opportunity to implement its plan of compliance. There is no assurance that the Company will be successful in securing such an extension. There is also no assurance that even if we do secure such an extension, the Company will regain and maintain its long-term compliance with the SmallCap Market continued listing criteria. Further, if we are not able to obtain this exception and our stock is de-listed from the SmallCap Market, there would likely be a substantial reduction in the liquidity of any investment in our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future. Should the Company's securities be de-listed from the SmallCap Market, they may be eligible to be quoted on the OTC Bulletin Board. There is no assurance that the Company will be successful in obtaining the listing of its securities on the OTC-Bulletin Board.

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

WE NEED TO HIRE AND RETAIN KEY PERSONNEL

     Our success in developing marketable containers and achieving a competitive position will depend, in large part, on our ability to attract and retain qualified management and scientific personnel and our potential growth and expansion may create a need for additional management and scientific personnel. Our inability to retain the services of such personnel could impair our growth and prospects for success. We currently rely on consultants and advisors to assist from time to time in reviewing our research and development projects and strategies. Most if not all of our consultants and advisors are self-employed or are employees of other companies and may have commitments that may prevent them from performing expanding roles in connection with any growth or expansion we may experience in the future.

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

                            PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

       None

ITEM 2.     CHANGES IN SECURITIES

     During the second quarter of 2002 the Board of Directors authorized the issuance of an aggregate of 838 shares of restricted common stock to the Company's legal counsel, as consideration for a portion of legal counsel's monthly legal services. In addition during the second quarter of 2002 the Company sold 346,063 and 425,000 shares of the Company's common stock to investors at $0.80 and $1.20 per share, respectively, and issued 38,553 shares as a commission pursuant to a finders' fee agreement with one of those investors. The Company relied upon the exemptions provided by Sections 4(2) and 3(b) of the Securities Act and Regulation D adopted by the SEC thereunder.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.     OTHER INFORMATION

Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) On May 23, 2002 we filed on Form 8-K a letter from James A. Scudder, the President and Chief Executive Officer of Ontro, disclosing a number of recent material developments in Ontro's research and development program.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ONTRO, INC
                                   Registrant

August 14, 2002                By: /s/ JAMES A. SCUDDER
                                   -------------------------------------------
                                   James A. Scudder
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)

August 14, 2002                By: /s/ KEVIN A. HAINLEY
                                   --------------------------------------------
                                   Kevin A. Hainley
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)