Form 10QSB
period 2002-09-30
ONTRO INC
filed 2002-11-19
CIK 1037827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period ended SEPTEMBER 30, 2002

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

Yes [X]    No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [_]  No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:

As of November 1, 2002 there are 10,907,415 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [_]  No [X]

                                   ONTRO, INC.
                              INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements
                  Consolidated Balance Sheets                                  3
                  Consolidated Statements of Operations                        4
                  Consolidated Statements of Cash Flows                        5
                  Notes to Consolidated Financial Statements                   6

         Item 2 - Management's Discussion and
                  Analysis or Plan of Operation                                8

         Item 3   Quantitative and Qualitative
                  Disclosure About Market Risk                                17

         Item 4.  Controls and Procedures                                     17

PART II OTHER INFORMATION

         Item 1 - Legal Proceedings                                           18

         Item 2 - Changes in Securities                                       18

         Item 3 - Defaults upon Senior Securities                             18

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                            19

         Item 5 - Other Information                                           19

         Item 6 - Exhibits and Reports on Form 8-K                            19

Signatures                                                                    19

PART I  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                           ONTRO, INC.
                                 (A Development Stage Enterprise)
                                   Consolidated Balance Sheets

                                                                    September 30,   December 31,
                                                                        2002            2001
                                                                    -------------   -------------
                                                                     (unaudited)
                                             ASSETS
Current assets:
     Cash and cash equivalents                                      $    297,200          48,900
     Accounts receivable                                                  11,100         151,700
     Prepaid expenses and other current assets                            99,400          82,600
     Deferred financing costs                                             33,300              --
                                                                    -------------   -------------
         Total current assets                                            441,000         283,200

     Property and equipment, net                                       1,705,700       2,305,500
     Deposits and other assets                                            19,100          19,100
     Intangible assets, net                                              385,300         369,000
                                                                    -------------   -------------
                                                                    $  2,551,100       2,976,800
                                                                    =============   =============
                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                          $    234,400         122,700
     Current portion of capital lease obligations                          3,700           3,500
     Convertible notes payable                                           274,100              --
                                                                    -------------   -------------
         Total current liabilities                                       512,200         126,200

     Capital lease obligations, excluding current portion                  2,000           4,800
     Accrued rent                                                         18,500          24,700
                                                                    -------------   -------------
         Total liabilities                                               532,700         155,700
                                                                    -------------   -------------

Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized, no
     shares issued                                                            --              --
   Common stock, no par value, 20,000,000 shares authorized;
     10,907,415 and 9,504,183 shares issued and outstanding as of
     September 30, 2002 and December 31, 2001, respectively           21,254,000      19,997,300
   Additional paid-in capital                                          1,438,700       1,157,800
   Deficit accumulated during the development stage                  (20,672,100)    (18,325,900)
   Deferred compensation                                                  (2,200)         (8,100)
                                                                    -------------   -------------
         Total shareholders' equity                                    2,018,400       2,821,100
                                                                    -------------   -------------

                                                                    $  2,551,100       2,976,800
                                                                    =============   =============

See accompanying notes to consolidated financial statements.

                                                3



                                                       ONTRO, INC.
                                             (A Development Stage Enterprise)

                                          Consolidated Statements of Operations
                                                       (unaudited)

                                                For the three months             For the nine months       From inception
                                                 ended September 30,             ended September 30,      (November 8, 1994)
                                            -----------------------------   -----------------------------  to September 30,
                                                2002            2001            2002            2001            2002
                                            -------------   -------------   -------------   -------------   -------------
Revenues                                    $     44,100          33,700          56,800          77,000         455,800
                                            -------------   -------------   -------------   -------------   -------------
Operating expenses:
     Research and development                    462,400         478,400       1,383,400       1,638,500      10,108,600
     Marketing, general and
       administrative                            352,900         377,100       1,016,100       1,175,700      11,311,500
                                            -------------   -------------   -------------   -------------   -------------
         Total operating expenses                815,300         855,500       2,399,500       2,814,200      21,420,100
                                            -------------   -------------   -------------   -------------   -------------

Other income (expense):
     Interest expense                             (3,200)           (900)         (5,000)         (2,600)       (498,400)
     Interest income                                 300           1,900           1,500           9,800         790,600
                                            -------------   -------------   -------------   -------------   -------------
         Total other income (expense)             (2,900)          1,000          (3,500)          7,200         292,200
                                            -------------   -------------   -------------   -------------   -------------
     Net loss                               $   (774,100)       (820,800)     (2,346,200)     (2,730,000)    (20,672,100)
                                            =============   =============   =============   =============   =============
     Basic and diluted net loss per share   $      (0.07)          (0.10)          (0.23)          (0.35)
                                            =============   =============   =============   =============

     Weighted average shares
     outstanding                              10,902,599       8,336,880      10,422,649       7,808,663
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

                                                            4


                                                   ONTRO, INC.
                                        (A Development Stage Enterprise)
                                      Consolidated Statements of Cash Flows
                                                   (unaudited)

                                                                       For the nine months ended   From inception
                                                                             September 30,        (November 8, 1994)
                                                                      ---------------------------  to September 30,
                                                                         2002            2001           2002
                                                                      ------------   ------------   ------------
Cash flows from operating activities:
Net loss                                                              $(2,346,200)    (2,730,000)   (20,672,100)
Adjustments to reconcile net loss to cash used  in operating activities, excluding effect of acquisition in 1998:
       Depreciation and amortization                                      632,200        692,500      3,499,500
       Amortization of deferred financing costs                                --             --        195,800
       Issuance of common stock for services                                6,600         55,000        467,800
       Compensation for stock options and certain warrants                  5,900         22,300        907,700
       Decrease (increase) in accounts receivable                         140,600             --        (11,100)
       Increase in prepaid expenses and other current assets              (16,800)          (900)       (99,400)
       Increase in deposits and other assets                                   --             --        (19,100)
       Increase (decrease) in accounts payable and accrued expenses       111,700         (9,900)       212,400
       Increase (decrease) in accrued rent                                 (6,200)        (2,900)        18,500
                                                                      ------------   ------------   ------------
          Net cash used in operating activities                        (1,472,200)    (1,973,900)   (15,500,000)
                                                                      ------------   ------------   ------------
Cash flows from investing activities:
       Acquisition of business                                                 --             --       (481,200)
       Intangible assets                                                  (42,000)       (29,200)      (426,600)
       Purchase of property and equipment                                  (6,700)       (85,300)    (4,837,700)
       Purchase of investments held to maturity                                --             --    (16,372,100)
       Proceeds from sale of investments held to maturity                      --             --     16,373,100
                                                                      ------------   ------------   ------------
          Net cash used in investing activities                           (48,700)      (114,500)    (5,744,500)
                                                                      ------------   ------------   ------------
Cash flows from financing activities:
       Net proceeds from issuance of common stock and warrants          1,250,100      1,560,200     21,585,500
       Deferred financing costs                                           (33,300)            --        (33,300)
       Net proceeds from issuable common stock                                 --         50,700             --
       Deferred offering costs                                                 --             --       (349,300)
       Proceeds from convertible notes payable                            555,000             --      2,807,500
       Payments on notes payable                                               --             --     (2,252,500)
       Payments on capital lease obligations                               (2,600)        (2,300)      (216,200)
                                                                      ------------   ------------   ------------
          Net cash provided by financing activities                     1,769,200      1,608,600     21,541,700
                                                                      ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                      248,300       (479,800)       297,200
Cash and cash equivalents, beginning of period                             48,900        480,300             --
                                                                      ------------   ------------   ------------
Cash and cash equivalents, end of period                              $   297,200            500        297,200
                                                                      ============   ============   ============
Supplemental disclosure of cash flow information -
     cash paid during the period for interest                         $       400          2,600        254,800
                                                                      ============   ============   ============
Supplemental disclosure of non-cash transactions:
     Equipment acquisitions under capital lease                       $        --             --        221,900
     Warrants issued in connection with debt                              280,900             --        476,700
Detail of acquisition:
     Patents acquired                                                 $        --             --        105,300
     Liabilities assumed                                                       --             --        (22,000)
     Return of equity to IHI shareholders                                      --             --        397,900
                                                                      ------------   ------------   ------------
          Cash paid for acquisition                                   $        --             --        481,200
                                                                      ============   ============   ============

See accompanying notes to consolidated financial statements.

                                                       5

                                   ONTRO, INC.
                        (A Development Stage Enterprise)

                   Notes To Consolidated Financial Statements
                                   (unaudited)
                               September 30, 2002

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

     We have been unprofitable and have generated limited revenues from the sale of products or services since inception. We expect to incur losses as we continue our development activities and pursue commercialization of our technologies. Our future success is dependent upon our ability to develop, manufacture, and market our products and, ultimately, upon our ability to attain future profitable operations.

BASIS OF PREPARATION

     The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In our opinion, the unaudited consolidated financial statements contain all adjustments necessary (consisting of normal recurring accruals) for a fair presentation of the financial position as of September 30, 2002, and the results of operations for the three and nine month periods ended September 30, 2002 and 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2001.

      The consolidated financial statements include the accounts of Ontro, Inc. and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

CONVERTIBLE NOTES PAYABLE

      During the quarter ended September 30, 2002 we issued $555,000 of convertible debt and detachable warrants to several lenders in private placement transactions. The convertible promissory notes ("Notes") bear interest at 8% and are payable on the first anniversary date of the Notes. The Notes are convertible only and automatically upon the closing of a sale of our common stock or securities convertible into common stock to third party investors ("Financing"). Upon the Financing, the Notes would convert into such a number of shares of common stock as shall be obtained by dividing the principal amount outstanding under the Note, plus any accrued but unpaid interest as of the conversion date, by the lesser of (i) $0.50 or (ii) either (a) the price per share of common stock sold in the Financing or (b) the imputed price per share of common stock of securities convertible into common stock sold in the Financing. The issuance of shares upon conversion of the Notes and the Financing are subject to shareholder approval.

      The detachable warrants ("Warrants") issued to the purchasers of the Notes are for the purchase of one share of our common stock for each $0.50 of principal of the Notes and are exercisable at $0.50 per share for five years. The Warrants have a one-time conversion price and exercise price reduction feature to match the price per share in the Financing if completed at a price below $0.50 per share. In accordance with EITF 00-27, a portion of the proceeds received from the Notes was allocated to the warrants and $280,900 was recorded as debt discount and additional paid-in capital based on the relative fair values of the Notes and the warrants using the Black-Scholes option pricing model. The debt discount will be amortized over the one-year life of the notes as additional interest expense using the effective interest rate.

      The Notes contain a contingent beneficial conversion feature resulting from the market price per share of common stock exceeding the stated conversion price on the date of issuance ("Commitment Date"). If we complete the Financing, we will be required to record additional interest expense and additional paid in capital of $249,100, which represents the intrinsic value of the contingent beneficial conversion feature at the Commitment Date.

BUYOUT PROPOSAL

      On September 7, 2002, Ontro and Aura executed a written buyout proposal which, as of the date of this Quarterly Report on Form 10-QSB (the "Quarterly Report"), has not been reduced to a binding agreement. Under the terms of the buyout proposal, Aura stated it would agree to cancel and surrender all interest in the existing underwriter's representatives' options assigned to Aura following Ontro's initial public offering as well as warrants issued pursuant to two Exclusive Finder's Fee Agreements, by and between Aura and Ontro. In the event that the buyout proposal is reduced to a binding agreement and executed by both Aura and Ontro, an investor group authorized by the Ontro board of directors to--along with Ontro's executive management--negotiate a purchase of all Ontro shares held by Aura would be responsible for payment of the first installation of the purchase price in the amount of approximately $1,550,000, or $0.50 per share. Ontro would be responsible for the remaining payments of the purchase price up to $2,500,000 under an agreed upon payment schedule and would disburse such payments in the event Ontro meets certain performance milestones as provided in the buyout proposal. As of the date of this Quarterly Report, the composition of the investor group has not been finalized and the investor group has not identified a person or persons who would contribute the remaining $1,050,000 of the first purchase price installment to Aura. In the event the investor group raises the required initial amount and consummates the Aura buyout transaction as outlined in the buyout proposal, each individual member of the investor group will become a beneficial owner of Ontro's securities (as the term is defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) held by Aura in proportion to such person's respective participation in the investor group. The investor group members do not intend the funding proceeds to be deemed a loan to Ontro and do not contemplate any repayment of those proceeds by Ontro at any point in the future. For a detailed description of the Aura buyout proposal and related agreements including but not limited to certain Standstill Agreements, please refer to Ontro's Current Report on Form 8-K dated September 19, 2002 and incorporated herein by reference.

DEFERRED COMPENSATION

      During the year ended December 31, 2000 the Board of Directors authorized the grant of 30,000 non-qualified stock options to non-employees. In accordance with SFAS 123 and EITF 96-18, compensation expense related to these options was measured using the Black-Scholes option pricing model and $49,000 was recorded as deferred compensation to be expensed over the three-year service period that generally coincides with vesting. For the three months ended September 30, 2002 and 2001, we recognized compensation expense of $1,300 and $3,400, respectively, related to these options. For the nine months ended September 30, 2002 and 2001, we recognized compensation expense of $5,400 and $12,900 respectively, related to these options.

REVENUES

     The Company's sources of revenue are from the sales of containers for market research and testing purposes as well as research and development services to certain customers, including the U.S. Army. Revenues are recognized at the time of delivery of such containers and as the research and development services are incurred as provided for between the Company and its customers.

NET LOSS PER SHARE

     The impact of outstanding stock options and warrants during the periods presented did not create a difference between basic net loss per share and diluted net loss per share. Stock options and warrants totaling 4,753,910 and 3,239,755 shares were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2002 and 2001, respectively, as their effect is antidilutive.

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

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted Statement No. 144 on January 1, 2002. The adoption of Statement No. 144 did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Statement No. 145 updates, clarifies and simplifies existing accounting pronouncements including rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. We do not expect this standard to have a material effect on our financial statements.

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

SUBSEQUENT EVENT

      In October 2002, we issued an additional $225,000 of convertible notes payable to lenders in a private placement transaction, with substantially the same terms as the Notes and Warrants issued during the quarter ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN FORWARD-LOOKING INFORMATION

      INFORMATION PROVIDED IN THIS QUARTERLY REPORT ON FORM 10-QSB MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 THAT ARE NOT HISTORICAL FACTS AND INFORMATION. THESE STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING THE FUTURE FINANCIAL AND OPERATING RESULTS, STATEMENTS CONCERNING INDUSTRY PERFORMANCE, THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, MARGINS AND GROWTH IN SALES OF THE COMPANY'S PRODUCTS, CAPITAL EXPENDITURES, FINANCING NEEDS, AS WELL AS ASSUMPTIONS RELATED TO THE FOREGOING. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS QUARTERLY REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS AND OUTCOMES FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT OR VIEWS EXPRESSED HEREIN. THE COMPANY'S FINANCIAL PERFORMANCE AND THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE FURTHER QUALIFIED BY OTHER RISKS INCLUDING THOSE SET FORTH FROM TIME TO TIME IN THE DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S MOST RECENT FORM 10-KSB.
                                       8

RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

      Net loss for the three months ended September 30, 2002 was $774,100 or $0.07 per weighted average share outstanding, compared to a net loss of $820,800, or $0.10 per weighted average share outstanding for the same period in 2001. Net loss for the nine months ended September 30, 2002 was $2,346,200, or $0.23 per weighted average share outstanding compared to $2,730,000 or $0.35 per weighted average share outstanding in 2001. Net loss from inception (November 8, 1994) to September 30, 2002 was $20,672,100.

      During the three months ended September 30, 2002 and 2001 the Company earned revenues of $44,100 and $33,700, respectively. During the nine months ended September 30, 2002 and 2001 the Company earned revenues of $56,800 and $77,000, respectively. These revenues related to payments by customers for research and development services.

      Operating expenses were $815,300 and $855,500 for the three months ended September 30, 2002 and 2001, respectively. Operating expenses were $2,399,500 and $2,814,200 for the nine months ended September 30, 2002 and 2001, respectively.

      Research and development expenses decreased $16,000 to $462,400 for the three months ended September 30, 2002 from $478,400 for the same period in 2001 and decreased $255,100 to $1,383,400 for the nine month period ended September 30, 2002 compared to $1,638,500 in 2001. The decreases for the three and nine months ended September 30, 2002 are due to decreases in consulting fees, a decrease in salaries from a reduction in the work force, and reductions in various operating expenses including freight, utilities, repair and maintenance, and parts and supplies.

      Marketing, general and administrative expenses decreased $24,200 to $352,900 for the three months ended September 30, 2002 from $377,100 for the same period in 2001 and decreased $159,600 to $1,016,100 for the nine month period ended September 30, 2002 compared to $1,175,700 in 2001. The decreases for the three and nine months ended September 30, 2002 are due to decreases in fees paid to consultants, as well as decreases in salaries, legal and accounting fees, travel, and stock based compensation.

      Interest expense was $3,200 for the three months ended September 30, 2002 compared to $900 for the same period in 2001 and was $5,000 for the nine months ended September 30, 2002 compared to $2,600 in 2001.

      Interest income was $300 for the three months ended September 30, 2002 compared to $1,900 for the same period in 2001 and was $1,500 for the nine months ended September 30, 2002, compared to $9,800 for the same period ending in 2001. Interest income continues to decrease as a result of a decreasing cash balance available for investment.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations since inception primarily through public and private sales of equity securities. As of September 30, 2002, the Company's cash and cash equivalents totaled $297,200.

      Primary uses of cash and cash equivalents for the nine months ended September 30, 2002 included $1,472,200 for our operations and working capital requirements, patent costs of $42,000, and purchase of property and equipment of $6,700. We plan to continue our policy of investing excess funds in short- and long-term investment-grade, interest-bearing instruments.

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

      The independent auditors' report dated February 20, 2002 included in our December 31, 2001 annual report on Form 10-KSB contained the following explanatory paragraph:

      The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from development stage activities and has an accumulated deficit that raises substantial doubt about it's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
      3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      We are seeking additional funding. During the nine months ended September 30, 2002 we sold 925,072 shares of common stock to Aura (Pvt.) Ltd., Ontro's largest shareholder ("Aura"), at $0.80 per share for total proceeds of $740,000 and 425,000 shares of common stock at $1.20 per share for total proceeds of $510,000. On September 7, 2002, Ontro and Aura executed a written buyout proposal which, as of the date of this Quarterly Report on Form 10-QSB (the "Quarterly Report"), has not been reduced to a binding agreement. Under the terms of the buyout proposal, Aura stated it would agree to cancel and surrender all interest in the existing underwriter's representatives' options assigned to Aura following Ontro's initial public offering as well as warrants issued pursuant to two Exclusive Finder's Fee Agreements, by and between Aura and Ontro. In the event that the buyout proposal is reduced to a binding agreement and executed by both Aura and Ontro, an investor group authorized by the Ontro board of directors to--along with Ontro's executive management--negotiate a purchase of all Ontro shares held by Aura would be responsible for payment of the first installation of the purchase price in the amount of approximately $1,550,000, or $0.50 per share. Ontro would be responsible for the remaining payments of the purchase price up to $2,500,000 under an agreed upon payment schedule and would disburse such payments in the event Ontro meets certain performance milestones as provided in the buyout proposal. As of the date of this Quarterly Report, the composition of the investor group has not been finalized and the investor group has not identified a person or persons who would contribute the remaining $1,050,000 of the first purchase price installment to Aura. In the event the investor group raises the required initial amount and consummates the Aura buyout transaction as outlined in the buyout proposal, each individual member of the investor group will become a beneficial owner of Ontro's securities (as the term is defined under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) held by Aura in proportion to such person's respective participation in the investor group. The investor group members do not intend the funding proceeds to be deemed a loan to Ontro and do not contemplate any repayment of those proceeds by Ontro at any point in the future. For a detailed description of the Aura buyout proposal and related agreements including but not limited to certain Standstill Agreements, please refer to Ontro's Current Report on Form 8-K dated September 19, 2002 and incorporated herein by reference.

      We are continuing our efforts to sell common stock in private placement transactions in order to fund our current operations. There can be no assurance any additional funding will be available to Ontro on acceptable terms, if any terms at all. Moreover, if additional financing is not available, we may be required to reduce or suspend our operations, seek an acquisition partner, sell even greater amounts of our securities on terms that would likely be highly dilutive to the existing stockholders, or go out of business. We have experienced in the past, and may experience in the future, operational difficulties and delays in product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on our business, financial condition and results of operations.

                                  RISK FACTORS

CONTINUED LOSSES COULD CAUSE INSOLVENCY

     We have experienced operating losses in each fiscal period since our founding in 1994. As of September 30, 2002, we had a deficit accumulated in the development stage of approximately $20.7 million. We expect to incur additional operating losses at least through 2002 and possibly thereafter. We have generated no significant revenues from operations. Absent the investment of additional capital, we may become insolvent and be forced to cease all operations before we can begin to generate profits from the sale of self-heating containers employing our technology.

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

     We do not have any established bank financing arrangements and do not expect to obtain bank financing in the foreseeable future. We intend to finance continued development and marketing activities through additional sales of securities as well as license agreements, distribution agreements, strategic alliances and other arrangements with third parties. There can be no assurance that we will be successful in selling our securities or that we will be successful in establishing any such license, distribution, marketing, strategic, or other collaborative arrangements, or that additional funds will be available to us on favorable terms if at all. If adequate funds are not available, we may be required to relinquish technology rights or go out of business. Our future cash requirements will be affected by the results of potential customers' market studies, collaborative relationships, if any, changes in the focus and direction of our research and development programs, competitive and technological advances, and other factors.

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

WE MAY BE DE-LISTED FROM NASDAQ RESULTING IN A LOSS OF LIQUIDITY FOR OUR COMMON STOCK

     Our common stock is currently listed on the Nasdaq SmallCap Market (the "SmallCap Market") under symbol "ONTR." Under the SmallCap Market continued listing requirements, a SmallCap Market issuer must maintain, INTER ALIA, a minimum bid price of $1.00 per share, have at least 500,000 shares in public float, maintain an aggregate market value of publicly held shares of $1,000,000, and have $2,500,000 in stockholders' equity or $35,000,000 in market value of listed securities or $500,000 in net income from continuing operations (in the latest fiscal year or 2 out of the last 3 fiscal years). As of the date of this quarterly report, Ontro must regain and sustain compliance with the following SmallCap Market continued listing requirements:

     (i) PUBLIC CONCERN AND INVESTOR PROTECTION. On July 31, 2002 we received a notice from the Nasdaq Listing Investigations Department (the "Staff") informing the company of the Staff's determination to de-list our common stock from the SmallCap Market. The Staff invoked its broad discretionary authority under the National Association of Securities Dealers, Inc. ("NASD") Marketplace Rules 4300 and 4330 as the basis of its determination to de-list the company's securities and cited public interest and investor protection concerns that the company's largest shareholder and certain persons allegedly affiliated with it are able to exert direct or indirect influence over the Company's operations. The company was notified that its securities would be de-listed from the SmallCap Market at the opening of business on August 8, 2002. However, Ontro requested and was granted an oral hearing before a Nasdaq Listing Qualification Panel (the "Panel") to appeal the Staff's determination. In accordance with NASD Rule 4820(a), the de-listing of our securities will be stayed pending the appeal and the Panel's decision. At the September 12, 2002 oral hearing before the Panel, Ontro's executive management presented a plan of compliance designed to address the alleged continued listing deficiency. Ontro's executive management requested an extension from the Staff's de-listing schedule to afford Ontro a reasonable opportunity to implement its plan of compliance. There is no assurance that Ontro will be successful in securing such an extension. There is also no assurance that even if we do secure such an extension, Ontro will regain and maintain its long-term compliance with the SmallCap Market continued listing criteria. Further, if we are not able to obtain this exception and our stock is de-listed from the SmallCap Market, there would likely be a substantial reduction in the liquidity of any investment in our common stock. This lack of liquidity may make it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future. In its communications, the Staff advised Ontro that given the nature of the alleged listing deficiency, investor protection and public concern, in the event Ontro's securities are delisted from the SmallCap Market, they may not be eligible to be quoted on the OTC Bulletin Board, and, instead, will be moved to the "pink sheets."

     (ii) STOCKHOLDER APPROVAL. On October 17, 2002 the Company was notified of an additional SmallCap Market listing deficiency. The Notice was issued in connection with Ontro's August 2002 convertible debt financing (the "August Private Placement"). The Staff alleged that Ontro failed to obtain stockholder approval of the common stock issuance underlying the August Private Placement in violation of the Nasdaq stockholder approval corporate governance requirement set forth in NASD Marketplace Rule 4350(i)(1)(D)(i). The Staff invited Ontro to make a written submission to provide its plan of compliance with the alleged listing deficiency to be submitted by October 24, 2002. In compliance with this request, on October 24, 2002, Ontro made a submission outlining its plan of compliance with the alleged listing deficiency. Specifically, Ontro affirmed its intention to seek stockholder approval in connection with the August Private Placement in compliance with the Nasdaq corporate governance requirements and requested that the Panel refrain from taking any adverse action in connection with the alleged listing deficiency for the duration of the proxy solicitation process as represented to the Panel. As of the date of this Quarterly Report, Ontro has not received any confirmation from the Panel that it accepted in part or in whole the Ontro plan of compliance. There is no assurance that the Panel will accept Ontro's plan of compliance with the alleged listing deficiency. In the event the Panel does not accept the plan of compliance, Ontro's securities will be subject to immediate delisting from the SmallCap Market.

     (iii) MINIMUM BID PRICE. On November 1, 2002 Ontro was notified of another SmallCap Market listing deficiency. The Staff notice stated that Ontro failed to comply with Nasdaq minimum $1 per share bid price continued listing requirement set forth in NASD Marketplace Rule 4310(c)(4). The Staff noted that Ontro is in the 180 calendar day grace period and invited Ontro to make a written submission to provide its plan of compliance with the alleged listing deficiency before the expiration of the grace period to be submitted by November 8, 2002. In compliance with this request, on November 8, 2002, Ontro made a submission outlining its plan of compliance with the alleged listing deficiency. In its plan of compliance, Ontro outlined how, through its re-incorporation from the State of California to the State of Delaware and certain capital restructuring, Ontro intended to rectify the minimum bid price listing deficiency. As of the date of this Quarterly Report, Ontro has not received any confirmation from the Panel that it accepted in part or in whole the Ontro plan of compliance. There is no assurance that the Panel will accept Ontro's plan of compliance with the alleged listing deficiency. In the event the Panel does not accept the plan of compliance, Ontro's securities will be subject to immediate delisting from the SmallCap Market.

     If we are not able to obtain an exception to implement our plan of compliance with the SmallCap Market continued listing criteria, and our stock is de-listed from the SmallCap Market, there would likely be a substantial reduction in the liquidity of any investment in our common stock. This lack of liquidity also may make it more difficult for us to raise capital in the future. There can be no assurance that an active trading market will be sustained in the future.

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

     If our common stock were delisted from Nasdaq at a time when we had net tangible assets of $2,000,000 or less, further transactions in our common stock would become subject to Rule 15g-9 under the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell securities of unlisted issuers having net tangible assets of less than $2,000,000 to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. Consequently, this rule could affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock in the secondary market.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Short-term investments: Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks nor plan to employ these instruments in the future. At September 30, 2002, we held $297,200 in cash and cash equivalents, which are primarily invested in a short-term money market account. An analysis of the impact on these securities of a hypothetical 10% change in short-term interest rates from those in effect at September 30, 2002, indicates that such a change in interest rates would not have a significant impact on our financial position or on our expected operations in 2003.

ITEM 4.    CONTROLS AND PROCEDURES

       In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and within 90 days of the date of this Quarterly Report, the Chief Executive Officer and Chief Financial Officer of Ontro (the "Certifying Officers") have conducted evaluations of Ontro's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective as of the date of this Quarterly Report. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report.

       As of the date of this Quarterly Report, there have not been any significant changes in Ontro's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS

None.

ITEM 2       CHANGES IN SECURITIES

Recent Sales of Unregistered Securities.

The Board of Directors authorized the issuance of Ontro's unregistered securities in the following transactions:

     (1) During the quarter ended September 30, 2002 the Board of Directors authorized the issuance of an aggregate of 5,700 shares of restricted common stock to our legal counsel as consideration for a portion of legal counsel's monthly legal services rendered, valued at the fair market value of approximately $4,300 on the date of issuance. This issuance was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act. Ontro did not use underwriters or placement agents in connection with the foregoing issuance.

     (2) In August 2002, the Board of Directors authorized a private placement of Ontro's convertible debt securities and warrants to purchase the shares of the Ontro common stock. Individual "accredited investors" loaned various sums to Ontro. Each loan was evidenced by a convertible promissory note and a grant of a five-year warrant to each individual investor to purchase one share of the Ontro common stock for each $0.50 loaned to the Company. As a result of this private placement, Ontro received $555,000. Ontro relied upon the exemptions provided by Sections 4(2) and 3(b) of the Securities Act and Regulation D adopted by the SEC thereunder. Ontro engaged the investment banking firm of Flemming & Lessard, LLC in connection with the foregoing private placement. Under the terms of engagement, the Placement Agent was to receive a finder's fee in the amount of 6% of the total amount raised by Ontro in bridge financing of up to $750,000 and, (2) upon the completion of the bridge financing in the amount of up to $750,000, a five-year warrant to purchase 125,000 shares of Ontro common stock at a price equal to the per share paid by the bridge note holders Ontro, $0.50 per share. As of the date of this Quarterly Report, Ontro has remitted $31,800 in satisfaction of its obligations to the placement agent under the engagement letter. The issuance of the placement agent warrant is subject to stockholder approval of the Ontro stockholders.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) See the Index to Exhibits included in this quarterly report.

(b) Reports on Form 8-K

     1. On August 6, 2002 we filed a Current Report on Form 8-K to disclose a notice from the Nasdaq Listing Qualifications Hearings of its determination to de-list our securities from the SmallCap Market and our intention to appeal the staff's determination.

     2. On August 16, 2002 we filed a Current Report on Form 8-K to disclose that Mir Saied Kashani had resigned his position as an Ontro director. Mr. Kashani is the U.S. representative for our largest shareholder, Aura (Pvt.) Ltd.
     ("Aura")

     3. On August 23, 2002 we filed a Current Report on Form 8-K to disclose our intention to furlough 12 of our 18 employees in order to conserve financial resources while we sought new investments.

     4. On September 19, 2002 we filed a Current Report on Form 8-K to disclose the terms and conditions of: (1)The Buyout Proposal by and between Ontro and Aura, dated September 7, 2002 and (2) The Standstill Agreement by and between Ontro and Aura, dated September 8, 2002.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ONTRO, INC
                                    Registrant

November 19, 2002                   By: /s/ JAMES A. SCUDDER
                                        --------------------
                                    James A. Scudder
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)

November 19, 2002                   By: /s/ KEVIN A. HAINLEY
                                        --------------------
                                    Kevin A. Hainley
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                       OFFICER'S CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, James A. Scudder, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ontro, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/ JAMES A. SCUDDER
--------------------
James A. Scudder
President and Chief Executive Officer
(Principal Executive Officer)

                       OFFICER'S CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Kevin A. Hainley, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Ontro,Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

/s/ KEVIN A. HAINLEY
--------------------
Kevin A. Hainley
Chief Financial Officer
(Principal Financial and Accounting Officer)


                                        ONTRO, INC.
                                     INDEX TO EXHIBITS

Exhibit No.      Description                                                        Note
-----------      ---------------------------------------------------------------  ----------
10.1     Buyout Proposal dated September 7, 2002 between Ontro, Inc. and Aura
         (Pvt.) Ltd. (Exhibit 99.4)                                                  (A)

10.2     Standstill Agreement dated September 8, 2002 between Ontro, Inc. and
         Aura (Pvt.) Ltd. (Exhibit 99.5)                                             (A)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(A) Incorporated by reference to the designated exhibit included with Ontro's Current Report Form 8-K filed September 19, 2002.